Form 10-Q
period 1996-03-31
UNIVERSAL OUTDOOR INC
filed 1996-05-15
CIK 916079

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q

(MARK ONE)
[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                          OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934


                           COMMISSION FILE NUMBER 33-72710




                               UNIVERSAL OUTDOOR, INC.




        ILLINOIS                                          36-2827496
    -----------------                                 ------------------
    (STATE OR OTHER JURISDICTION            (IRS EMPLOYER IDENTIFICATION NO.)
   OF INCORPORATION OR ORGANIZATION)


             321 NORTH CLARK STREET, SUITE 1010, CHICAGO, ILLINOIS 60610

                    REGISTRANT'S TELEPHONE NUMBER: (312) 644-8673


    INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                   YES     X                NO
                        --------               --------


    THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK, $0.01 PAR VALUE, AS OF MARCH 31, 1996 WAS 10,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSES OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1996 AND MARCH 31, 1995


         Net revenues increased 16.5% to $8.4 million during the first three months of 1996 compared to $7.2 million in the corresponding 1995 period, reflecting higher advertising rates and occupancy levels and inclusion for the full quarter of revenues from the junior (8-sheet) posters (the "Eight Sheets") acquired by the Registrant ("Universal") in March 1995 (the "March 1995 Acquisitions"). Overall net revenues from tobacco advertising increased to $1.2 million in the first three months of 1996 from $1.0 million in the 1995 period. As a percentage of net revenues, tobacco advertising sales were 14.5% in the first three months of 1996 which is unchanged from the 1995 period.

         Direct costs of revenues increased to $3.6 million in the first three months of 1996 compared to $3.1 million in the 1995 period. As a percentage of net revenues, direct costs of revenues decreased slightly to 42.4% in the first three months of 1996 compared to 42.9% in the 1995 period.

         General and administrative expenses increased to $1.2 million in the first three months of 1996 from $1.0 million in the 1995 period. As a percentage of net revenues, general and administrative expenses decreased to 13.7% in the first three months of 1996 compared to 14.4% in the 1995 period.

         Depreciation and amortization expense for the first three months of 1996 increased to $2.0 million from $1.7 million in 1995 due to large increases in the fixed assets offset by scheduled depreciation of the older fixed assets.

         Total interest expense in the first three months of 1996 increased slightly to $2.4 million from $2.1 million in the 1995 period.

         The foregoing factors contributed to Universal's $757,000 net loss in the first three months of 1996 compared to a $747,000 net loss in the 1995 period.

    LIQUIDITY AND CAPITAL RESOURCES

         Universal established a secured bank credit facility (the "Credit Facility") in November 1993 which initially provided a $12.5 million, five-year revolving line of credit to be used for general corporate purposes, including working capital requirements and acquisitions. The credit agreement governing the Credit Facility (the "Credit Agreement") was amended in November 1994 (i) to extend the maturity date of the Credit Facility to November 1999, (ii) to continue maximum permitted borrowings under the Credit Facility at $12.5 million, and (iii) to provide a secured term loan to Universal (in addition to the Credit Facility) in the original principal amount of $1.2 million for the purchase of Universal's facility located in Addison, Illinois (including the real property).

         At March 31, 1996, approximately $3.0 million was outstanding under the Credit Facility and an additional $9.5 million was available thereunder, compared to December 31, 1995 when approximately $3.3 million was outstanding under the Credit Facility. Permitted borrowings under the Credit Facility are based upon the ratio of Universal's "senior debt" (defined as indebtedness other than indebtedness subordinated to borrowings under the Credit Facility) to "operating cash flow" (defined as net income before interest, taxes, depreciation and amortization). The Credit Facility also requires Universal to comply with certain financial ratios, tested quarterly, that become more restrictive over time, including a maximum ratio of total indebtedness to earnings (as defined in the Credit Agreement) and a minimum ratio of earnings (as defined in the Credit Agreement) to total interest expense. The maximum permitted borrowings under the Credit Facility will be reduced to $10.0 million on May 1, 2000, to reflect a corresponding annual reduction in the lender's commitment thereunder. Universal is required to repay any borrowings to the extent the aggregate amount outstanding under the Credit Facility exceeds the aggregate commitments in effect from time to time.

         In March 1995, the Credit Agreement was amended to establish an additional $7.5 million revolving line of credit (the "Acquisition Line") that may be used by Universal for financing acquisitions of outdoor advertising operations or structures and capital expenditures relating to the development or improvement of advertising structures. In July, 1995, the aggregate amount available under the Acquisition Line was increased to $22.5 million. Substantially all of the Credit Agreement covenants and restrictions applicable to the Credit Facility (including the limitations on permitted borrowings and financial ratio covenants described above) are applicable to the Acquisition Line. The maximum permitted borrowings under the Acquisition Line will be reduced to $19.5 million on May 1, 1996, $15.5 million on May 1, 1997, $10.5 million on May 1, 1998, 4.5 million on May 1, 1999 and zero on May 1, 2000 to reflect a corresponding annual reduction in the lender's commitment thereunder. The Credit Facility and the Acquisition Line are cross-collateralized by the liens securing the Credit Facility and any assets acquired, developed or improved by Universal through the use of funds under the Acquisition Line. At March 31, 1996, approximately $20 million was outstanding under the Acquisition Line. A portion of the amount outstanding under the

    Acquisition Line reflects approximately $12.5 million Universal borrowed in January 1996 as financing in connection with the Adsign Acquisition (described below).

         The Credit Agreement contains certain restrictions with respect to Universal's ability to (i) incur additional indebtedness and contingent liabilities, (ii) create liens and (iii) pay dividends and effect certain other transactions involving the capital stock of Universal. In addition, the indenture governing Universal's outstanding senior notes (the "Indenture") contains a number of restrictive covenants including limitations on additional debt incurrence based on a cash flow ratio test and limitations on distributions to shareholders based on a net income test.

         Universal has pursued and continues to pursue a strategy of growth primarily through (i) the development of new outdoor advertising structures in each of its existing markets and (ii) the acquisition of existing outdoor advertising properties, most recently of junior (8-sheet) poster operations. In January 1996, Universal completed an acquisition in the Chicago market. In a transaction with Adsign, Inc. (the "Adsign Acquisition"), Universal acquired approximately 160 painted bulletin faces in the Chicago market. In February 1996, Universal entered into an agreement to acquire operations in the Minneapolis/St. Paul and Jacksonville (Florida) markets in a stock purchase transaction with NOA Holding Company, Inc. (the "Naegele Acquisition"). The Naegele Acquisition was consummated in April 1996, pursuant to which Universal acquired approximately 2,550 poster faces (of which approximately 1,455 are located in the Minneapolis/St. Paul market and approximately 1,095 are located in Jacksonville (Florida) market) and approximately 840 painted bulletin faces (of which approximately 440 are located in the Minneapolis/St. Paul market and approximately 400 are located in the Jacksonville (Florida) market).

         The purchase price of the Naegele Acquisition was approximately $85 million. Fees and expenses associated with the transaction were approximately $5 million. In connection therewith, Universal received commitments from its current lender under the Credit Facility, LaSalle National Bank ("LaSalle"), and an additional bank, Bankers Trust Company ("Bankers Trust"; together with LaSalle, the "Lenders"), to (i) refinance the Credit Facility with a revolving credit facility (the "Revolving Credit Facility") and (ii) provide an additional extension of credit for purposes of acquisition financing (the "Acquisition Credit Facility"), and, specifically, the financing, in part, of the Naegele Acquisition. The Lenders extended a revolving credit line in the amount of $12,500,000 under the Revolving Credit Facility and an acquisition term loan in the amount of $75,000,000, as well as an acquisition revolving credit line in the amount of $12,500,000 for a total commitment of $87,500,000 under the Acquisition Credit Facility. No amounts were drawn under the Revolving Credit Facility to finance the Naegele Acquisition; the Revolving Credit Facility is available to Universal for working capital needs. Approximately $84.5 million was drawn under the Acquisition Credit Facility and was used to finance the Naegele Acquisition. Each of the Revolving Credit Facility and the Acquisition Credit Facility are secured by a lien on the assets of Universal and a pledge of the Stock of Universal's parent, as well as a pledge of the stock of any wholly-owned subsidiaries of Universal. In addition to the amounts drawn under the Acquisition Credit Facility, Universal's parent sold a minority portion of its capital stock. Approximately $30 million in cash proceeds from such sale were used to finance the remaining amount of the Naegele Acquisition. At the time of the consummation of such financing, Universal was in full compliance with all of the covenants of the Credit Agreement and Indenture.

         Net cash provided by operating activities increased to $2.9 million for the three months ended March 31, 1996 from $2.0 million for the 1995 period. Net cash provided by operating activities reflects Universal's net loss adjusted for non-cash items and the use or source of cash for the net change in working capital.

         Universal's net cash used in investing activities of $15.7 million for the three months ended March 31, 1996 includes cash used for acquisitions of $13.6 million and other capital expenditures of $2.0, including the expenditure of $320,000 for the acquisition of a building in Milwaukee. Capital expenditures have been made primarily to develop new structures in each of its markets. Universal intends to continue to develop new structures in its markets and to consider potential acquisitions in the Midwestern region and contiguous markets. Management believes that its internally generated funds, together with available borrowings under the Credit Facility and the Acquisition Line, will be sufficient to satisfy its cash requirements, including anticipated capital expenditures, for the foreseeable future.

         For the three months ended March 31, 1996, $12.7 was used in financing activities primarily due to acquisitions. For the three months ended March 31, 1995, net cash of $96,000 was used in financing activities, primarily due to expenses associated with the establishment of the Acquisition Line.

                                       PART II

                                  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         By Written Consent of the Sole Shareholder, dated January 10, 1996 Universal Outdoor Holdings, Inc., the sole shareholder of the Registrant, elected the following persons directors of the Registrant: Daniel L. Simon, Brian T. Clingen, William R. Schmidt and Michael J. Roche.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a) Certain of the documents listed below have heretofore been filed with the Securities and Exchange Commission either by the Registrant (Commission File No. 33-72810), and each such document is incorporated herein by reference as indicated below:

    NUMBER                           DESCRIPTION
    ------                           -----------
    2.1       NOA Stock Purchase Agreement (incorporated by reference to
              Exhibit 2.1 of the Registrant's Form 8-K (Commission File No. 33-72810) (the "Universal Statement"))

    2.2 Amendment to NOA Stock Purchase Agreement (incorporated by reference to Exhibit 2.2 of the Universal Statement)

    3.1(ii) Second Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1(ii) of the Universal Statement)

    3.2(ii) Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2(ii) of the Universal Statement)

    10.1 Revolving Credit Agreement of the Registrant (incorporated by reference to Exhibit 10.1 of the Universal Statement)

    10.2 Acquisition Credit Agreement of the Registrant (incorporated by reference to Exhibit 10.2 of the Universal Statement)

    27        Financial Data Schedule

    (b) REPORTS ON FORM 8-K - The Registrant filed no Current Reports on Form 8-K for the quarter ended March 31, 1996.

                                      SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Universal Outdoor, Inc.
                                  ------------------------
                                  (Registrant)



May 15, 1996                      /s/ Brian T. Clingen
                                  ---------------------------------------------
                                  Brian T. Clingen
                                  Vice President and Chief Financial Officer

                                  INDEX TO EXHIBITS


    NUMBER                            DESCRIPTION                          PAGE
    ------                            -----------                          ----
    2.1       NOA Stock Purchase Agreement (incorporated by reference to
              Exhibit 2.1 of the Registrant's Form 8-K (Commission File
              No. 33-72810) (the "Universal Statement"))

    2.2 Amendment to NOA Stock Purchase Agreement (incorporated by reference to Exhibit 2.2 of the Universal Statement)

    3.1(ii) Second Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1(ii) of the Universal Statement)

    3.2(ii) Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2(ii) of the Universal Statement)

    10.1 Revolving Credit Agreement of the Registrant (incorporated by reference to Exhibit 10.1 of the Universal Statement)

    10.2 Acquisition Credit Agreement of the Registrant (incorporated by reference to Exhibit 10.2 of the Universal Statement)

    27        Financial Data Schedule

                           UNIVERSAL OUTDOOR,INC.

                               BALANCE SHEETS
                           (Dollars in Thousands)

                                   ASSETS

                                                    March 31,    December 31,
                                                      1996          1995
                                                   -----------   -----------
                                                   (Unaudited)
CURRENT ASSETS:
  Cash                                               $    11       $    19
  Accounts receivable, less allowance
   for doubtful accounts of $106                       4,608         5,059
  Other receivables                                      539           201
  Prepaid land rents                                   1,144         1,043
  Prepaid insurance and other                          1,264         1,029
                                                     -------       -------
      Total current assets                             7,566         7,351
                                                     -------       -------
PROPERTY AND EQUIPMENT                                69,266        55,346
                                                     -------      --------
OTHER ASSETS:
  Noncomplete agreements, net of accumulated
   amortization of $4,830 and $4,505                   1,670         1,995
  Finance costs, net of accumulated
   amortization of $943 and $835                       3,088         3,196
  Excess of cost over fair value of
   assets acquired, net of accumulated
   amortization of $241 and $230                         689           700
  Other costs associated with acquisitions,
   net of accumulated amortization of $716
   and $686                                              587           525
  Deposits                                                21            20
                                                     -------      --------
      Total other assets                               6,055         6,436
                                                     -------      --------
                                                     $82,887       $69,133
                                                     -------      --------
                                                     -------      --------

          LIABILITIES AND COMMON STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Current maturities of long term debt               $    58       $    58
  Accounts payable                                     1,180         1,225
  Accrued interest                                     2,946         1,054
  Accounts payable - affiliates                          161           234
  Deferred revenue                                       268           468
  Accrued expenses                                       580           409
                                                     -------      --------
      Total current liabilities                        5,193         3,448
                                                     -------      --------
LONG TERM DEBT, less current maturities               88,873        76,079
                                                     -------      --------

COMMON STOCKHOLDER'S DEFICIT:
  Common stock, $.01 par value, 1,500,000
   shares authorized; 437,500
   shares issued and outstanding                          --            --
  Additional paid in capital                          22,535        22,535
  Accumulated deficit                                (33,714)      (32,929)
                                                     -------      --------
      Total common stockholders' deficit             (11,179)      (10,394)
                                                     -------      --------
                                                     $82,887       $69,133
                                                     -------      --------
                                                     -------      --------

                                      -1-

                See accompanying notes to financial statements.

                           UNIVERSAL OUTDOOR, INC.

                          STATEMENTS OF OPERATIONS
                                (Unaudited)
                           (Dollars in Thousands)

                                                           For the
                                                      Three Months Ended
                                                           March 31,
                                                      -------------------
                                                       1996         1995
                                                      ------       ------
Revenues                                              $9,332       $8,025
Less agency commissions                                  905          789
                                                     -------      --------
   Net revenues                                        8,427        7,236
                                                     -------      --------
Operating expenses:
  Direct cost of revenues                              3,571        3,108
  General and administrative
   expenses                                            1,154        1,043
  Depreciation and amortization                        2,032        1,737
                                                     -------      --------
                                                       6,757        5,888
                                                     -------      --------

Operating income                                       1,670        1,348
                                                     -------      --------
Other (income) expenses:
  Interest expense, including
   amortization of bond discount
   of $18 and $15                                       2,309        1,994
  Interest expense - amortization
   of deferred financing costs                            107           91

(Gain) loss on disposal of
   assets and other expenses                               11           10
                                                      -------      --------
      Total other expense                               2,427        2,095
                                                      -------      --------
Net income (loss)                                     ($  757)      ($ 747)
                                                       -------     --------
                                                       -------     --------

                 See accompanying notes to financial statements.

                              UNIVERSAL OUTDOOR, INC.

                              STATEMENTS OF CASH FLOW
                                    (Unaudited)
                              (Dollars in Thousands)


                                                      For the Years Ended
                                                          December 31,
                                                     --------------------
                                                        1996         1995
                                                     ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                            ($   757)     ($  747)
  Depreciation and amortization                          2,157        1,843
  Loss (gain) on sale of property and equipment
  Changes in assets and liabilities:
    Accounts receivable and other receivables              113         (244)
    Prepaid land rents, insurance and other               (336)        (154)
    Accounts payable and accrued expenses                  126         (339)
    Account payable - affiliate                            (73)         (93)
    Accrued interest                                     1,892        1,736
    Deferred revenue                                      (200)          --
    Other                                                   (3)          10
                                                     ---------     --------
      Net cash from operating activities                 2,919        2,012
                                                     ---------     --------
CASH FLOWS USED IN FROM INVESTING ACTIVITIES:
  Gross capital expenditures                            (1,966)        (576)
  Payments for acquisitions                            (13,621)      (1,341)
  Other payments                                           (86)          --
                                                     ---------     --------
      Net cash used in investing activities            (15,673)      (1,917)
                                                     ---------     --------
CASH FLOWS USED IN FINANCING ACTIVITIES:
  Deferred financing costs                                  --          (75)
  Principal payments of long term debt                     (33)         (33)
  Net borrowings (repayments) under credit
   agreement                                            12,809           42
  Dividend paid to parent                                  (30)         (30)
                                                     ---------     --------
      Net cash provided by/used in financing
       activities                                       12,746          (96)
                                                     ---------     --------
NET DECREASE IN CASH                                        (8)          (1)
CASH, at beginning of period                                19           11
                                                     ---------     --------
CASH, at end of period                                 $    11       $   10
                                                     ---------     --------
                                                     ---------     --------
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid during the period                       $  371       $  246
                                                     ---------     --------
                                                     ---------     --------

                  See accompanying notes to financial statements.

                      UNIVERSAL OUTDOOR, INC.

                   NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION OF UNAUDITED FINANCIAL STATEMENTS:

The financial statements contained herein have been prepared by management and are unaudited. The financial statements should be read in conjunction with the financial statements and the notes thereto included in the Annual Report on Form 10-K of Universal Outdoor, Inc. ("Universal") for the year ended December 31, 1995.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments, considering only of normal recurring adjustments, necessary to present fairly the financial position of Universal as of March 31, 1996, and the results of its operations and its cash flows for the periods presented herein.

Earnings per share calculations have not been prepared because Universal is a wholly-owned subsidiary of Universal Outdoor Holdings, Inc. (The "Holding Company"), and the Holding Company is closely held and owned by a private investor group. Accordingly, earnings per share is not required or meaningful.

Prior to the Refinancing Plan, Universal Outdoor, Inc., Universal Outdoor II Holding Company, Outdoor Properties, Inc., Midwest Outdoor Management, Inc. and CBT Development, Inc. were under common ownership and control. In connection with the Refinancing Plan, (i) a wholly-owned subsidiary of the Holding Company was merged with and into Universal Outdoor, Inc. Which thereupon became a wholly-owned subsidiary of the Holding Company and (ii) Universal Outdoors, Inc. acquired all the assets, in consideration of the assumption of all the liabilities, of each of Outdoor Properties, Inc., Midwest Outdoor Management, Inc. and CBT Development, Inc.

NOTE 2 - REFINANCING PLAN:

Effective November 18, 1993, Universal executed a Refinancing Plan to extend the average life of its obligations, thereby enhancing its operations and financial flexibility. As part of the Refinancing Plan, Universal combined, in a single operating entity (Universal Outdoor, Inc.) under the Holding Company, business activities previously conducted by separate affiliated corporations, repaid certain outstanding indebtedness, issued $65.0 million Senior Notes due 2003 of Universal Outdoor, Inc. and replaced its existing bank credit facility. In addition, the Refinancing Plan provided for the amendment of the terms of the redeemable preferred stock of the Holding Company to allow the provisions of the indenture governing the $65.0 million Senior Notes due 2003 to restrict payments by the operating company to the Holding Company until the $65.0 million Senior Notes due 2003 have been retired.

NOTE 3 - ACQUISITIONS:

In the first quarter of 1996, the Company acquired signboards in the Chicago market through two asset purchase agreements. In January, the Company purchased 160 display faces from Adsign, Inc. for $12.5 million which was paid in cash. In March 1996, the Company purchased 18 structures from Image Media, Inc. for $1.2 million which was paid in cash. Both investments were financed with borrowings against the Acquisition Line of Credit.

In February 1996, the Company entered into an agreement to purchase all outstanding stock of NOA Holding Company, Inc. for approximately $85 million. The Company expects fees and expenses associated with the deal to be $5 million. As a result of the purposed stock purchase, Universal will acquire signboards in the Minneapolis/St. Paul, Minnesota and Jacksonville, Florida markets. The Company expects to finance this acquisition with $50 million in bank borrowings and $30 milion in cash proceeds from the purchase of equity of the Holding Company by an investor group.

NOTE 4 - RELATED PARTY TRANSACTIONS:

In June 1994, Universal's parent entity, the Holding Company, advanced approximately $1.2 million to Universal in the form of an intercompany loan which was a portion of the proceeds from the sale by the Holding Company of its notes and warrants. Universal does not pay interest on this loan, and as of March 31, 1996, $155,000 was outstanding.

NOTE 5 - COMMITMENTS AND CONTINGENCIES:

Universal is subject to various litigation in the normal course of business. Such litigation includes claims by municipalities that certain outdoor advertising structures should be removed. The ultimate outcome of current and future litigation cannot be presently determined. Management believes the outcome of current litigation will not have a significant impact on Universal.

       THIS FORM IS A PART OF NEWLY ESTABLISHED POLICY & PROCEDURES
                   AND IS A PERMANENT PART OF THE DOCUMENT


            THIS FORM MUST ACCOMPANY THE DOCUMENT AT ALL TIMES


Network location:  H:\DATA\CLIENT\81728UNI.OUT\FS\unaudite.wpd

Client:  Universal Outdoor, Inc.
Code:    81728-001-1
Staff name: Pam Strayer                             Call Ext. #2016
Alternate staff name:
  Call Ext. #

PARTNER:

                             Date(s) and Time(s)

                                              stamped      required
                                              -------      --------



Date and Time                    Operator's   Requestor's  Hour(s)
submitted            completed    initials      initials   charged
- ---------            ---------    --------      --------   -------
8/2/94 12:35 p.m. to 1:45           JGM
8/5/94 2:35 p.m. to 3:05            JGM
8/5/94 4:30 p.m. to 4:45            JGM
8/5/94              7:20            barb
2/22/95    8:02am  cc
2/23/95              11:00am        rh
4/26/96     6:40                    TW
5/9/96       8:45                   TW
5/10/96          12:07     cc
5/13/96           7:41AM                                         CC
5/13/96                                                         JGM