Form 10-Q
period 1996-06-30
UNIVERSAL OUTDOOR INC
filed 1996-08-13
CIK 916079

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)
[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                        COMMISSION FILE NUMBER 33-72710




                            UNIVERSAL OUTDOOR, INC.




              ILLINOIS                                     36-2827496
              --------                                     ----------
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

                    YES     X                NO _____


      THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK, $0.01 PAR VALUE, AS OF JUNE 30, 1996 WAS 10,000.

                                    PART I
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                   UNIVERSAL OUTDOOR, INC.

                                      BALANCE SHEETS
                                  (Dollars in Thousands)

                                         ASSETS


                                                    June 30,     December 31,
                                                      1996           1995
                                                  -----------    ------------
                                                  (Unaudited)

CURRENT ASSETS:
     Cash                                           $     59        $    19
     Accounts receivable                               9,654          5,059
     Other receivables                                   563            201
     Prepaid land rents                                2,644          1,043
     Prepaid insurance and other                       1,594          1,029
                                                  -----------    ------------
               Total current assets                   14,514          7,351
                                                  -----------    ------------
PROPERTY AND EQUIPMENT                               152,279         55,346
                                                  -----------    ------------
OTHER ASSETS:
     Noncomplete agreements, net of accumulated
      amortization of $5,155 and $1,044                1,426          1,995
     Finance costs, net of accumulated
      amortization of $1,044 and $835                  5,631          3,196
     Excess of cost over fair value of
      assets acquired, net of accumulated
      amortization of $261 and $230                    2,952            700
     Other costs associated with acquisitions,
      net of accumulated amortization of $781
      and $686                                           548            525
     Deposits                                             22             20
                                                  -----------    ------------
               Total other assets                     10,579          6,436
                                                  -----------    ------------
                                                    $177,372        $69,133
                                                  -----------    ------------
                                                  -----------    ------------

                    LIABILITIES AND COMMON STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Current maturities of long term debt           $    -           $    58
     Accounts payable                                  1,285           1,225
     Accrued interest                                    998           1,054
     Accounts payable - affiliates                       220             234
     Deferred revenue                                    487             468
     Accrued expenses                                  3,402             409
                                                  -----------    ------------
               Total current liabilities               6,392           3,448
                                                  -----------    ------------

LONG TERM DEBT, less current maturities              150,207          76,079
                                                  -----------    ------------
COMMON STOCKHOLDER'S DEFICIT:
     Common stock, $.01 par value, 1,500,000
      shares authorized; and 437,500
      shares issued and outstanding                      -               -
     Additional paid in capital                       52,524          22,535
     Accumulated deficit                             (31,751)        (32,929)
                                                  -----------    ------------
               Total common stockholders' deficit     20,773         (10,394)
                                                  -----------    ------------
                                                    $177,372         $69,133
                                                  -----------    ------------
                                                  -----------    ------------

           See accompanying notes to financial statements.

                             UNIVERSAL OUTDOOR,INC.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                              (Dollars in Thousands)


                                                         For the             For the
                                                   Three Months Ended    Six Months Ended
                                                         June 30,              June 30,
                                                   -----------------     -----------------
                                                    1996       1995        1996      1995
                                                   -------   -------     -------   -------
Revenues                                           $20,034   $10,267     $29,366   $18,292
Less agency commissions                              2,222     1,092       3,127     1,881
                                                   -------   -------     -------   -------
   Net revenues                                     17,812     9,175      26,239    16,411
                                                   -------   -------     -------   -------
Operating expenses:
     Direct cost of revenues                         5,949     3,158       9,520      6,266
     General and administrative
      expenses                                       1,922     1,107       3,076      2,150
     Depreciation and amortization                   2,642     1,801       4,674      3,538
                                                   -------   -------     -------   -------
                                                    10,513     6,066      17,270     11,954
                                                   -------   -------     -------   -------
Operating income                                     7,299     3,109       8,969      4,457
Other (income) expenses:
     Interest expense                                3,562     2,005       5,871      4,059
     Interest expense - amortization
      of deferred financing costs                      108       130         215        221
     Miscellaneous                                   1,750                 1,750
(Gain) loss on disposal of
  assets and other expenses                            (87)       11         (76)        21
                                                   -------   -------     -------   -------
               Total other expense                   5,333     2,206       7,760      4,301
                                                   -------   -------     -------   -------
Net income (loss)                                  $ 1,966   $   903      $1,209     $  156
                                                   -------   -------     -------   -------
                                                   -------   -------     -------   -------

          See accompanying notes to financial statements.

                             UNIVERSAL OUTDOOR, INC.

                             STATEMENTS OF CASH FLOW
                                   (Unaudited)
                              (Dollars in Thousands)



                                                             For the six      For the
                                                             months ended    year ended
                                                                June 30,      December 31,
                                                                 1996            1995
                                                              ---------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                 $  1,209          ($ 156)
     Depreciation and amortization                               3,896           3,790
     Costs related to acquisitions                               1,750             -
     Loss (gain) on sale of property and equipment                  -              -
     Changes in assets and liabilities:
          Accounts receivable and other receivables             (1,254)           (672)
          Prepaid land rents, insurance and other                 (209)            (73)
          Accounts payable and accrued expenses                    866            (407)
          Accounts payable - affiliate                             (10)           (146)
          Accrued interest                                         (72)            (44)
          Other                                                     -               15
                                                              ---------        --------
               Net cash provided by operation activities         6,176           2,619
                                                              ---------        --------
CASH FLOWS USED IN INVESTING ACTIVITIES:
     Capital expenditures                                       (2,943)         (2,521)
     Acquisitions net of cash acquired                        (107,106)         (2,164)
     Other payments                                                 (2)            -
     Acquisition costs                                             (74)            -
                                                              ---------        --------
               Net cash used in investing activities          (110,125)         (4,685)
                                                              ---------        --------
CASH FLOWS USED IN FINANCING:
     Proceeds from issuance of LTD                              75,000             -
     Principal payments of LTD                                  (1,173)            (52)
     Net borrowings (repayments) of LOC LaSalle                 (9,478)          2,267
     Net borrowings (repayments) of LOC Bankers Trust            9,700
     Deferred financing costs                                       -
     Additional paid in capital                                 30,000             -
     Dividend paid to parent                                        -              (60)
     Other                                                         (60)            -
                                                              ---------        --------
               Net cash used/received in financing             103,989           2,071
                                                              ---------        --------
NET INCREASE (DECREASE) IN CASH                                     40               5
     CASH AT BEGINNING                                        $     19              11
                                                              ---------        --------
                                                              ---------        --------
     CASH AT END                                              $     59          $   16
                                                              ---------        --------
                                                              ---------        --------
SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid during the period                          $  5,815          $4,035
                                                              ---------        --------
                                                              ---------        --------


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


NOTE 3 - ACQUISITIONS:

On April 5, 1996 the Company purchased all outstanding stock of NOA Holding Company, Inc. for approximately $85 million. As a result of the acquisition, Universal acquired signboards in the Minneapolis/St. Paul, Minnesota and Jacksonville, Florida markets. The Company financed the acquisition with $84.7 million in bank borrowings and $30 million in cash proceeds from the sale of equity of the Holding Company to an investor group.

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

NOTE 4 - RELATED PARTY TRANSACTIONS:

In June 1994, Universal's parent entity, the Holding Company, advanced approximately $1.2 million to Universal in the form of an intercompany loan which was a portion of the proceeds from the sale by the Holding Company of its notes and warrants. Universal does not pay interest on this loan, and as of June 30, 1996, $225,000 was outstanding.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSES OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995

     Net revenues increased 59.8% to $26.2 million during the first six months of 1996 compared to $16.4 million in the corresponding 1995 period. This increase was a result of inclusion of approximately $6.8 million of revenues from the Minneapolis and Jacksonville markets (the "Naegele Markets") which were acquired by the Registrant from NOA Holding Company ("Naegele") in April 1996 (the "Naegele Acquisition"). The remaining $3.0 million or 18.3% increase in net revenues was a result of higher advertising rates and occupancy levels on the Registrant's signboards and inclusion for the full quarter of signboard revenues from the acquisitions of Image Media, Inc. and AdSign. Overall net revenues from tobacco advertising increased to $3.4 million in the first six months of 1996 compared to $2.1 million in the 1995 period. This increase was due mainly to the inclusion of tobacco revenues from the acquired Naegele Markets. As a percentage of net revenues, tobacco advertising sales increased to 13.1% in the first six months of 1996 compared to 13.0% in the 1995 period.

     Direct cost of revenues increased to $9.5 million in the first six months of 1996 compared to $6.3 million in the 1995 period. The Naegele Markets accounted for $2.1 million of the increase. As a percentage of net revenues, however, direct cost of revenues decreased to 36.3% in the first six months of 1996 compared to 38.4% in the 1995 period as a result of economies of scale associated with the increased revenues.

     General and administrative expenses increased to $3.1 million in the first six months of 1996 from $2.2 million in the 1995 period. As a percentage of net revenues, general and administrative expenses decreased to 11.8% in the first six months of 1996 compared to 13.4% in the 1995 period. This percentage decrease was due to the addition of the new markets' revenues without a significant increase in staffing or other corporate overhead expenses.

     Depreciation and amortization expense increased to $4.7 million in the first six months of 1996 compared to $3.5 million in the 1995 period. This increase was due to significant increases in the fixed assets as a result of the acquisitions.

     Total interest expense increased to $6.1 million in the first six months of 1996 compared to $4.3 million in the 1995 period. The increase resulted from increased debt outstanding under the credit facility which was incurred to finance the Naegele Acquisition.

     Other expenses increased to $1.8 million in 1996. This consisted of a $1.8 million one-time charge for expenses arising out of the Naegele Acquisition.

     The foregoing factors contributed to the Registrant's $1.2 million net income in the first six months of 1996 compared to $.2 million net income in the 1995 period.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995

     Net revenues increased 93.4% to $17.8 million during the three months ended June 30, 1996 compared to $9.2 million in the corresponding 1995 period. The recently acquired Naegele Markets contributed $6.8 million of this increase. The remaining $1.8 million or 19.6% increase in net revenues was a result of higher advertising rates and occupancy levels on the Registrant's signboards and inclusion for the full quarter of signboard revenues from the acquisitions of Image Media, Inc. and AdSign. Overall net revenues from tobacco advertising increased to $2.2 million in the second quarter of 1996 from $1.1 in the comparable 1995 period as a result of the Naegele Acquisition. As a percentage of net revenues, tobacco advertising sales increased to 12.3% for the three months ended June 30, 1996 from 12.0% in the 1995 period.

     Direct cost of revenues increased to $5.9 million in the second quarter of 1996 compared to $3.2 million in the 1995 period. The Naegele Markets accounted for $2.1 million of the increase. As a percentage of net revenues, however, direct cost decreased to 33.1% for the second quarter of 1996 compared to 34.8% for the 1995 period as a result of economies of scale associated with increased revenues.

     General and administrative expenses increased to $1.9 million in the second quarter of 1996 from $1.1 million in the 1995 period. The Naegele Markets accounted for $.8 million of the increase. As a percentage of net revenues, general and administrative expenses decreased to 10.6% for the 1996 period compared to 12.0% in the 1995 period, reflecting further economies of scale associated with the increased revenues.

     Depreciation and amortization expense increased to $2.6 million for the three months ended June 30, 1996 from $1.8 million for the 1995 period. This increase was due to significant increases in the fixed assets as a result of the acquisitions.

     Total interest expense increased to $5.1 million in the second quarter of 1996 compared to $2.2 million in the 1995 period. The increase resulted from increased debt outstanding under the credit facility which was incurred to finance the Naegele Acquisition.

     Other expenses increased to $1.8 million in 1996. This consisted of a $1.8 million one-time charge for expenses arising out of the Naegele Acquisition.

     The foregoing factors contributed to the Registrant's $1.9 million net income for the three months ended June 30, 1996 compared to the $903,000 net income in the 1995 period.

LIQUIDITY AND CAPITAL RESOURCES

     The Registrant has pursued and continues to pursue a strategy of growth primarily through (i) the development of new outdoor advertising structures in each of its existing markets and (ii) the acquisition of existing outdoor advertising properties. In April 1996, the Registrant consummated the Naegele Acquisition pursuant to which the Registrant acquired approximately 2,550 display faces (of which approximately 1,455 are located in the Minneapolis/St. Paul market and approximately 1,095 are located in the Jacksonville market) and approximately 840 painted bulletin faces (of which approximately 440 are located in the Minneapolis/St. Paul market and approximately 400 are located in the Jacksonville market). The purchase price of the Naegele Acquisition, including fees and expenses associated with the transaction, was approximately $90 million. In connection therewith, the Registrant, its current lender, LaSalle National Bank ("LaSalle"), and an additional bank, Bankers Trust Company (together with LaSalle, the "Lenders"), agreed to (i) refinance the Registrant's existing credit facility with a revolving credit facility for working capital purposes (the "Revolving Credit Facility"), and
(ii) provide an additional extension of credit for purposes of acquisition financing (the "Acquisition Credit Facility") and, specifically, the financing, in part, of the Naegele Acquisition.

     At June 30, 1996 approximately $84.7 million was outstanding under the Acquisition Credit Facility. The Acquisition Credit Facility consists of an acquisition term loan in the amount of $75 million and an acquisition revolving credit line in the amount of $12.5 million for a total available of $87.5 million. In addition, the Lenders have extended $12.5 million under the Revolving Credit Facility, of which nothing was outstanding at June 30, 1996.

     In addition to the amounts drawn under the Acquisition Credit Facility, Universal Outdoor Holdings, Inc. ("Holdings"), the parent of the Registrant, sold a minority portion of its capital stock for $30 million in cash proceeds which was used to finance the remaining amount of the Naegele Acquisition and to refinance the existing indebtedness.

     The credit agreements governing the Revolving Credit Facility and the Acquisition Credit Facility contain certain restrictions with respect to the Registrant's ability to (i) incur additional indebtedness and contingent liabilities, (ii) create liens and (iii) pay dividends and effect certain other transactions involving the capital stock of the Registrant. In addition, the indenture governing the Registrant's outstanding senior notes (the "Indenture") contains a number of restrictive covenants including limitations on additional debt incurrence based on a cash flow ratio test and limitations on distributions to shareholders based on a net income test.

     On July 23, 1996, Holdings completed an initial public offering of 7,130,000 shares of Common Stock (the "Offering") which included the Underwriters' exercise of their over-allotment option. Proceeds to Holdings from the Offering totaled $62.4 million. All of the proceeds were used to reduce the outstanding indebtedness. In conjunction with this, the Registrant modified the acquisition term loan and acquisition revolving credit line to provide for a single acquisition revolving credit line in the amount of $87.5 million.

     Net cash provided by operating activities increased to $6.2 million for the six months ended June 30, 1996 from $2.6 million for the 1995 period. Net cash provided by operating activities reflects the Registrant's net loss adjusted for non-cash items and the use or source of cash for the net change in working capital.

     The Registrant's net cash used in investing activities of $110.1 million for the six months ended June 30, 1996 includes cash used for acquisitions of $107.1 million and other capital expenditures of $2.9 million. Capital expenditures have been made primarily to develop new structures in each of its markets. The Registrant intends to continue to develop new structures in its markets and to consider potential acquisitions in the Midwest and markets contiguous to existing markets. Management believes that its internally generated funds, together with available borrowings under the Revolving Credit Facility and the Acquisition Credit Facility, will be sufficient to satisfy its cash requirements, including anticipated capital expenditures, for the foreseeable future.

     For the six months ended June 30, 1996, $104.0 million was provided by financing activities due to increased borrowings on the Acquisition Credit Facility and the sale of capital stock, as compared to the 1995 period, when $2.1 million was provided by financing activities as a result of borrowings on the Revolving Credit Facility.

                                    PART II

                               OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

           By unanimous written consent of the Sole Shareholder, dated April 5, 1996, Universal Outdoor Holdings, Inc., the sole shareholder of the Registrant, elected the following persons directors of the Registrant:
     Daniel  L.  Simon,  Brian T. Clingen, Michael B. Goldberg  and  Michael  J.
     Roche.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

           (a) Certain of the documents listed below have heretofore been filed with the Securities and Exchange Commission by the Registrant (Commission
     File No. 33-72810), and each such document is incorporated herein by reference as indicated below:

NUMBER                       DESCRIPTION

2.1 Amendment No. 1 to NOA Stock Purchase Agreement (incorporated by reference to Exhibit 2.2 of the Registrant's Form 8-K (Commission File No. 33-72810) (the "Registrant Statement"))

3.1         Third   Restated   Articles  of  Incorporation   of   the
            Registrant

3.2         Second Amended and Restated By-Laws of the Registrant

10.1        Revolving    Credit   Agreement   of    the    Registrant
            (incorporated  by  reference  to  Exhibit  10.1  of   the
            Registrant Statement)

10.2        Acquisition   Credit   Agreement   of   the    Registrant
            (incorporated  by  reference  to  Exhibit  10.2  of   the
            Registrant Statement)

27          Financial Data Schedule

           (b) REPORTS ON FORM 8-K - The Registrant filed a Current Report on Form 8-K dated April 5, 1996 during the quarter ended June 30, 1996. Such Current Report contained the financial statements of NOA Holding Company and reported the acquisition of such company by the Registrant.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Universal Outdoor, Inc.
                                   (Registrant)


                                    /s/ Brian T. Clingen
August 13, 1996                    _______________________________________
                                   Brian T. Clingen
                                   Vice President and Chief Financial Officer

                               INDEX TO EXHIBITS


 NUMBER                   DESCRIPTION                                 PAGE
 ------                   -----------                                 ----
  2.1    Amendment No.1 to NOA Stock Purchase Agreement
         (incorporated by reference to Exhibit 2.2 of the Registrant's Form 8-K (Commission File No. 33-72810)
         (the "Registrant Statement"))

  3.1    Third Restated Articles of Incorporation of the
         Registrant

  3.2    Second Amended and Restated By-Laws of the Registrant

  10.1   Revolving Credit Agreement of the Registrant
         (incorporated by reference to Exhibit 10.1 of the Registrant Statement)

  10.2   Acquisition Credit Agreement of the Registrant
         (incorporated by reference to
         Exhibit 10.2 of the Registrant Statement)

  27     Financial Data Schedule