Form 10-Q
period 1996-09-30
UNIVERSAL OUTDOOR INC
filed 1996-11-14
CIK 916079

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
/X/          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       OR

/ /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                        COMMISSION FILE NUMBER 333-12427




                             UNIVERSAL OUTDOOR, INC.




               ILLINOIS                                  36-2827496
      --------------------------              --------------------------------
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

                    YES   X                  NO
                        -----                   -----

     THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK, $0.01 PAR VALUE, AS OF NOVEMBER 12, 1996 WAS 10,000.

                                     PART I
                                     ------

                             FINANCIAL INFORMATION
                             ---------------------

ITEM 1.   FINANCIAL STATEMENTS


                             UNIVERSAL OUTDOOR,INC.
                             ----------------------

                                 BALANCE SHEETS
                                 --------------
                             (Dollars in Thousands)

                                     ASSETS
                                     ------
                                                  September 30,    December 31,
                                                      1996             1995
                                                  -------------    ------------
                                                   (Unaudited)

CURRENT ASSETS:
  Cash                                                 $    848              19
  Accounts receivable                                    10,476           5,059
  Other receivables                                         513             201
  Prepaid land rents                                      2,678           1,043
  Prepaid insurance and other                             2,044           1,029
                                                       --------        --------
         Total current assets                            16,559           7,351
                                                       --------        --------
PROPERTY AND EQUIPMENT                                  159,961          55,346
                                                       --------        --------
OTHER ASSETS:
  Non-compete agreements, net of accumulated
   amortization of $5,352 and $4,505                      1,290           1,995
  Finance costs, net of accumulated
   amortization of $1,284 and $835                        7,185           3,196
  Excess of cost over fair value of
   assets acquired, net of accumulated
   amortization of $374 and $230                          2,899             700
  Other costs associated with acquisitions,
   net of accumulated amortization of $832
   and $686                                                 585             525
  Deposits                                                5,035              20
                                                       --------        --------
         Total other assets                              16,994           6,436
                                                       --------        --------
                                                       $193,514        $ 69,133
                                                       ========        ========

                  LIABILITIES AND COMMON STOCKHOLDERS' DEFICIT
                  --------------------------------------------

CURRENT LIABILITIES:
  Current maturities of long term debt                 $   -           $     58
  Accounts payable                                        1,699           1,225
  Accrued interest                                        2,798           1,054
  Accounts payable-affiliates                            52,827             234
  Deferred revenue                                          391             468
  Accrued expenses                                        5,340             409
                                                       --------        --------
         Total current liabilities                       63,055           3,448
                                                       --------        --------

LONG TERM DEBT, less current maturities                 106,669          76,079
                                                       --------        --------

COMMON STOCKHOLDERS EQUITY (DEFICIT):
  Common stock, $.01 par value, 1,500,000
   shares authorized; and 10,000
   shares issued and outstanding                           -               -
  Additional paid in capital                             52,523          22,535
  Accumulated deficit                                   (28,733)        (32,929)
                                                       --------        --------
       Total common stockholders' equity (deficit)       23,790         (10,394)
                                                       --------        --------
                                                       $193,514        $ 69,133
                                                       ========        ========

                 See accompanying notes to financial statements.

                             UNIVERSAL OUTDOOR,INC.
                             ----------------------

                            STATEMENTS OF OPERATIONS
                            ------------------------
                                   (Unaudited)
                             (Dollars in Thousands)

                                          For the                For the
                                     Three Months Ended      Nine Months Ended
                                        September 30,          September 30,
                                    ---------------------  ---------------------
                                       1996       1995        1996       1995
                                       ----       ----        ----       ----

Revenues                             $20,942    $ 9,999     $50,308    $28,290

Less agency commissions                2,299      1,059       5,426      2,940
                                     -------    -------     -------    -------
   Net revenues                       18,643      8,940      44,882     25,350
                                     -------    -------     -------    -------
Operating expenses:
   Direct cost of revenues             6,512      3,379      16,032      9,645
   General and administrative
    expenses                           1,709      1,037       4,785      3,187
   Depreciation and amortization       4,532      1,850       9,207      5,387
                                     -------    -------     -------    -------
                                      12,753      6,266      30,024     18,219
                                     -------    -------     -------    -------
Operating income                       5,890      2,674      14,858      7,131

Other (income) expenses:
   Interest expense                    2,808      2,055       8,679      6,114
   Interest expense - amortization
    of deferred financing costs         -            99         215        320
   Miscellaneous                          (5)        11       1,668         32
(Gain) loss on disposal of
 assets and other expenses                10       -             10          -
                                     -------    -------     -------    -------

      Total other expense              2,813      2,165      10,572      6,466
                                     -------    -------     -------    -------

Net income (loss)                    $ 3,077    $   509     $ 4,286    $   665
                                     =======    =======     =======    =======


                 See accompanying notes to financial statements.

                             UNIVERSAL OUTDOOR, INC.
                             -----------------------

                             STATEMENTS OF CASH FLOW
                             -----------------------
                                   (Unaudited)
                             (Dollars in Thousands)


                                                      For the Nine Months Ended
                                                            September 30,
                                                         1996           1995
                                                         ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                           $   4,286       $   665
   Depreciation and amortization                          7,974         5,757
   Costs related to acquisitions                          1,750          -
   Loss (gain) on sale of property and equipment           -             -
   Changes in assets and liabilities:
      Accounts receivable and other receivables          (1,856)         (409)
      Prepaid land rents, insurance and other              (678)         (189)
      Accounts payable and accrued expenses               3,062          (417)
      Accounts payable - affiliate                       52,593          (386)
      Accrued interest                                    1,728         1,809
      Other                                                  (9)         -
                                                      ---------       -------
         Net cash provided by operation activities       68,850         6,830
                                                      ---------       -------
CASH FLOWS USED IN INVESTING ACTIVITIES:
   Capital expenditures                                  (4,313)       (4,257)
   Acquisitions net of cash acquired                   (124,035)       (2,075)
   Other payments                                            (2)         -
   Payment for consulting agreement                        -           (1,400)
   Acquisition costs                                        (74)          (99)
                                                      ---------       -------
         Net cash used in investing activities         (128,424)       (7,831)
                                                      ---------       -------
CASH FLOWS USED IN FINANCING:
   Proceeds from issuance of LTD                         75,000          -
   Principal payments of LTD                            (47,329)          (87)
   Net borrowings (repayments) of line of credit          2,822         1,416
   Deferred financing costs                                -             (234)
   Additional paid in capital                            30,000          -
   Dividend paid to parent                                  (90)          (90)
                                                      ---------       -------
         Net cash used/received in financing             60,403         1,005
                                                      ---------       -------
NET INCREASE (DECREASE) IN CASH                             829             4
   CASH AT BEGINNING                                  $      19            11
                                                      =========       =======
   CASH AT END                                        $     848       $    15
                                                      =========       =======
SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid during the period                    $   6,943       $ 4,177
                                                      =========       =======



                See accompanying notes to financial statements.

                             UNIVERSAL OUTDOOR, INC.
                             -----------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION OF UNAUDITED FINANCIAL STATEMENTS:
----------------------------------------------------------------

The interim financial statements contained herein have been prepared by management and are unaudited. The financial statements should be read in conjunction with the financial statements and the notes thereto included in the Annual Report on Form 10-K of Universal Outdoor, Inc. ("Universal") for the year ended December 31, 1995.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments, which were of a normal recurring nature, necessary to present fairly the financial position of Universal as of September 30, 1996, and the results of its operations and its cash flows for the periods presented herein.

Earnings per share calculations have not been prepared because Universal is a wholly-owned subsidiary of Universal Outdoor Holdings, Inc. (The "Holding Company").

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

NOTE 2 - REFINANCING PLAN:
-------------------------

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

NOTE 3 - ACQUISITIONS:
---------------------

On September 16, 1996 and September 19, 1996, respectively, the Company acquired certain assets of (i) Iowa Outdoor Displays for approximately $1.8 million in cash and (ii) The Chase Company for approximately $5.8 million in cash. As a result of these acquisitions, Universal acquired approximately 160 advertising display faces consisting primarily of posters in and around Des Moines and approximately 245 advertising display faces consisting primarily of bulletins in and around Dallas.

On April 5, 1996 the Company purchased all outstanding stock of NOA Holding Company, Inc. for approximately $90 million, including fees and expenses associated with the transaction. As a result of the acquisition, Universal acquired signboards in the Minneapolis/St. Paul, Minnesota and Jacksonville, Florida markets. The Company financed the acquisition with $84.7 million in bank borrowings and $30 million in cash proceeds from the sale of equity of the Holding Company to an investor group.

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

NOTE 4 - RELATED PARTY TRANSACTIONS:
-----------------------------------

In June 1994, Universal's parent entity, the Holding Company, advanced approximately $1.2 million to Universal in the form of an inter-company loan which was a portion of the proceeds from the sale by the Holding Company of its notes and warrants. Universal does not pay interest on this loan, and as of September 30, 1996, $210,000 was outstanding.

NOTE 5 - COMMITMENTS AND CONTINGENCIES:
--------------------------------------

Universal is subject to various litigation in the normal course of business. Such litigation includes claims by municipalities that certain outdoor advertising structures should be removed. The ultimate outcome of current and future litigation cannot be presently determined. Management believes the outcome of current litigation will not have a significant impact on Universal.

NOTE 6 - COMMON STOCK OFFERING
------------------------------

On July 23, 1996 the Holding Company completed an initial public offering of 7,130,000 shares of Common Stock (the "Offering"), which included the Underwriters' exercises of their over-allotment option. Proceeds to the Holding Company from the Offering totaled $62.4 million. All of the proceeds were used to reduce the outstanding indebtedness. In conjunction with this, the Company modified the acquisition term loan and acquisition revolving credit line to provide for a single acquisition revolving credit line in the amount of $87.5 million.

NOTE 7 - SUBSEQUENT EVENTS
--------------------------

The POA Acquisition was consummated on October 8, 1996, pursuant to a merger of (Outdoor Advertising Holdings, Inc. (OAH) with and into a subsidiary of the Company for approximately $240 million in cash. As a result of the POA Acquisition, the Company acquired a total of approximately 6,337 advertising display faces

On October 10, 1996, the Holding Company completed a secondary offering of 6,500,000 shares of Common Stock (the "Second Offering"). Proceeds to the Holding Company from the Second Offering totaled $202.9 million. The proceeds were used to repurchase certain outstanding notes and finance a portion of the purchase price payable in connection with certain of the acquisitions.

On October 10, 1996, the Company completed a $225 million debt offering of 9 3/4 % Senior Subordinated Notes due 2006( the "Debt Offering"). Proceeds to the Company from the Debt Offering totaled $217.7 million. The proceeds were used to repurchase certain outstanding notes and finance a portion of the purchase price payable in connection with certain of the acquisitions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSES OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995

     Net revenues of Universal Outdoor, Inc. (the "Registrant") increased 77.0% to $44.9 million during the first nine months of 1996 compared to $25.4 million in the corresponding 1995 period. This increase was a result of inclusion of approximately $13.9 million of revenues from the Minneapolis and Jacksonville markets (the "Naegele Markets") which were acquired from NOA Holding Company in April 1996 (the "Naegele Acquisition"). The remaining $5.6 million or 22.0% increase in net revenues was a result of higher advertising rates and occupancy levels on the Company's signboards and inclusion for the full quarter of signboard revenues from the acquisitions of Image Media, Inc. and AdSign, Inc. Overall net revenues from tobacco advertising increased to $5.3 million in the first nine months of 1996 compared to $3.2 million in the 1995 period. This increase was due mainly to the inclusion of tobacco revenues from the Naegele Markets. As a percentage of net revenues, tobacco advertising sales decreased to 11.9% in the first nine months of 1996 compared to 12.7% in the 1995 period.

     Direct cost of revenues increased to $16.0 million in the first nine months of 1996 compared to $9.6 million in the 1995 period. The Naegele Markets accounted for $4.6 million of the increase. As a percentage of net revenues, however, direct cost of revenues decreased to 35.6% in the first nine months of 1996 compared to 38.0% in the 1995 period as a result of economies of scale associated with the increased revenues.

     General and administrative expenses increased to $4.8 million in the first nine months of 1996 from $3.2 million in the 1995 period. As a percentage of net revenues, general and administrative expenses decreased to 10.7% in the first nine months of 1996 compared to 12.6% in the 1995 period. This percentage decrease was due to the addition of the new markets' revenues without a significant increase in staffing or other corporate overhead expenses.

     Depreciation and amortization expense increased to $9.2 million in the first nine months of 1996 compared to $5.4 million in the 1995 period. This increase was due to significant increases in the fixed assets as a result of the acquisitions consummated in such period.

     Total interest expense increased to $8.9 million in the first nine months of 1996 compared to $6.4 million in the 1995 period. The increase resulted from increased debt outstanding under the credit facility which was incurred to finance the Naegele Acquisition.

     Other expenses increased to $1.8 million in 1996, consisting of a one-time charge for expenses arising out of the Naegele Acquisition.

     The foregoing factors contributed to the Registrant's $4.3 million net income in the first nine months of 1996 compared to $.6 million net income in the 1995 period.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995

     Net revenues increased 109.0% to $18.6 million during the three months ended September 30, 1996 compared to $8.9 million in the corresponding 1995 period. The Naegele Markets contributed $7.1 million of this increase. The remaining $1.8 million or 20.0% increase in net revenues was a result of higher advertising rates and occupancy levels on the Company's signboards and inclusion for the full quarter of signboard revenues from the acquisitions Image Media, Inc. and AdSign, Inc. Overall net revenues from tobacco advertising increased to $1.9 million in the third quarter of 1996 from $1.1 in the comparable 1995 period as a result of the Naegele Acquisition. As a percentage of net revenues, tobacco advertising sales increased to 10.2% for the three months ended September 30, 1996 from 12.4% in the 1995 period.

     Direct cost of revenues increased to $6.5 million in the third quarter of 1996 compared to $3.4 million in the 1995 period. The Naegele Markets accounted for $2.4 million of the increase. As a percentage of net revenues, however, direct cost decreased to 34.9% for the third quarter of 1996 compared to 37.8% for the 1995 period as a result of economies of scale associated with increased revenues.

     General and administrative expenses increased to $1.7 million in the third quarter of 1996 from $1.0 million in the 1995 period. The Naegele Markets accounted for $.5 million of the increase. As a percentage of net revenues, general and administrative expenses decreased to 9.1% for the 1996 period compared to 11.6% in the 1995 period, reflecting further economies of scale associated with the increased revenues.

     Depreciation and amortization expense increased to $4.5 million for the three months ended September 30, 1996 from $1.9 million for the 1995 period. This increase was due to significant increases in the fixed assets as a result of the acquisitions consummated in such period.

     Total interest expense increased to $2.8 million in the third quarter of 1996 compared to $2.2 million in the 1995 period. The increase resulted from increased debt outstanding under the credit facility which was incurred to finance the Naegele Acquisition.

     The foregoing factors contributed to the Registrant's $3.1 million net income for the three months ended September 30, 1996 compared to the $509,000 net income in the 1995 period.

LIQUIDITY AND CAPITAL RESOURCES

     The Registrant has pursued and continues to pursue a strategy of growth primarily through (i) the development of new outdoor advertising structures in each of its existing markets and (ii) the acquisition of existing outdoor advertising properties. In April 1996, the Registrant consummated the Naegele Acquisition pursuant to which the Company acquired approximately 2,550 display faces (of which approximately 1,455 are located in the Minneapolis/St. Paul market and approximately 1,095 are located in the Jacksonville market) and approximately 840 painted bulletin faces (of which approximately 440 are located in the Minneapolis/St. Paul market and approximately 400 are located in the Jacksonville market). The purchase price of the Naegele

Acquisition, including fees and expenses associated with the transaction, was approximately $90 million. In connection therewith, the Registrant, its current lender, LaSalle National Bank, and an additional bank, Bankers Trust Company, (i) refinanced the Registrant's existing credit facility with a revolving credit facility (the "Revolving Facility") and (ii) provided an additional extension of credit for purposes of acquisition financing (the "Acquisition Facility," and together with the Revolving Facility, the "Prior Facilities") and, specifically, the financing, in part, of the Naegele Acquisition.

     In August, 1996 the Registrant entered into an agreement to acquire operations located in five markets in the southeast United States in a transaction with Outdoor Advertising Holdings, Inc. ("OAH") (the "POA Acquisition"). The POA Acquisition was consummated in October 1996, pursuant to a merger of OAH with and into a subsidiary of the Registrant for approximately $240 million in cash. As a result of the POA Acquisition, the Registrant acquired a total of approximately 6,337 advertising display faces.

     In September, 1996 the Registrant, through a newly-formed subsidiary, acquired the option (the Memphis/Tunica Option") to purchase during the period from December 1, 1996 to December 31, 1996 certain assets located in and around Memphis, Tennessee and Tunica County, Mississippi (the "Memphis/Tunica Acquisition"). The purchase price of the Memphis/Tunica Option was $5 million. The purchase price of the Memphis/Tunica Acquisition is approximately $71 million (inclusive of the price of the Memphis/Tunica Option) plus 100,000 shares of Common Stock of Universal Outdoor
Holdings, Inc. ("Holdings"), the parent of the Registrant. Upon consummation of the Memphis/Tunica Acquisition, the Registrant will acquire a total of approximately 2,018 advertising display faces located in and around Memphis, Tennessee.

     In September, 1996, the Registrant acquired certain assets of (i) Iowa Outdoor Displays for approximately $1.8 million in cash (the "Iowa Acquisition") and (ii) The Chase Company for approximately $5.8 million in cash (the "Dallas Acquisition", and together with the Iowa Acquisition, the "Additional Acquisitions"). As a result of the Additional Acquisitions, the Registrant acquired approximately 160 advertising display faces consisting primarily of posters in and around Des Moines and approximately 245 advertising display faces consisting of bulletins in and around Dallas.

     At September 30, 1996 approximately $41.1 million was outstanding under the Acquisition Facility. The Acquisition Facility consisted of an available acquisition term loan in the amount of $75 million and an acquisition revolving credit line in the amount of $12.5 million for a total availability of $87.5 million. In addition, the lenders extended the Revolving Credit Facility in the amount of $12.5 million, of which nothing was outstanding at September 30, 1996.

     In October 1996, the Registrant amended and restated the Prior Facilities which became the New Credit Facility. The New Credit Facility originally provided for a total loan commitment of $300 million whereby approximately $212.5 million of the New Credit Facility was to mature on September 30, 2003 with the remaining amount maturing on September 30, 2004. Upon the consummation of the Offering (as hereafter defined), $75 million of the term portion of the New Credit Facility was paid in full and is no longer available. Once repaid, the remaining amounts under the term portion may not be reborrowed.

     In addition to the amounts drawn under the Prior Facilities, in April 1996 Holdings sold a minority portion of its capital stock for $30 million in cash proceeds which was used to finance the remaining amount of the Naegele Acquisition and to refinance the existing indebtedness.

     The credit agreements governing the New Credit Facility contain certain restrictions with respect to the Registrant's ability to (i) incur additional indebtedness and contingent liabilities, (ii) create liens and (iii) pay dividends and effect certain other transactions involving the capital stock of the Registrant. In addition, the indenture governing the Registrant's outstanding senior notes (the "Indenture") contains a number of restrictive covenants including limitations on additional debt incurrence based on a cash flow ratio test and limitations on distributions to shareholders based on a net income test.

     On July 23, 1996, Holdings completed an initial public offering of 7,130,000 shares of Common Stock (the "Offering") which included the underwriters' exercises of their over-allotment option. Proceeds to Holdings from the Offering totaled $62.4 million. All of the proceeds were used to reduce outstanding indebtedness under the Prior Facilities. In conjunction with this, the Registrant modified the acquisition term loan and acquisition revolving credit line to provide for a single acquisition revolving credit line in the amount of $87.5 million.

     On October 10, 1996, Holdings completed a secondary offering of 6,500,000 shares of Common Stock (the "Second Offering"). Proceeds to the Registrant from the Second Offering totaled $202.9 million. The proceeds were used to repurchase certain outstanding notes and finance a portion of the purchase price payable in connection with certain of the acquisitions consummated during the period.

     On October 10, 1996, the Registrant completed a $225 million debt offering of 9-3/4% Senior Subordinated Notes due 2006 (the "Debt Offering"). Proceeds to the Registrant from the Debt Offering totaled $217.7 million. The proceeds were used to repurchase certain outstanding notes and finance a portion of the purchase price payable in connection with certain of the acquisitions consummated during the period.

     Net cash provided by operating activities increased to $68.9 million for the nine months ended September 30, 1996 from $6.8 million for the 1995 period. Net cash provided by operating activities reflects the Registrant's net loss adjusted for non-cash items, the cash provided by the Offering, and the use or source of cash for the net change in working capital.

     The Registrant's net cash used in investing activities of $128.4 million for the nine months ended September 30, 1996 includes cash used for acquisitions of $124.0 million and other capital expenditures of $4.3 million. Capital expenditures have been made primarily to develop new structures in each of its markets. The Registrant intends to continue to develop new structures in its markets and to consider potential acquisitions in the Midwestern region and contiguous markets. Management believes that its internally generated funds, together with available borrowings under the New Credit Facility or proceeds from additional equity offerings by Holdings, will be sufficient to satisfy its cash requirements, including anticipated capital expenditures, for the foreseeable future.

     For the nine months ended September 30, 1996, $60.4 million was provided by financing activities due to increased borrowings on the Acquisition Facility and the sale of capital stock by Holdings. As compared to the 1995 period, when $1.0 million was provided by financing activities as a result of borrowings on the credit facility.

                                    PART II
                                    -------

                               OTHER INFORMATION
                               -----------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            By unanimous written consent dated July 26, 1996, Universal Outdoor Holdings, Inc., the sole shareholder of the Registrant, approved certain amendments to the articles of incorporation and by-laws of the Registrant.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) EXHIBITS. Certain of the documents listed below have heretofore been filed by the Registrant with the Securities and Exchange Commission (Commission File No. 333-12427), and each such document is incorporated herein by reference as indicated below:

NUMBER                               DESCRIPTION
------                               -----------

2.1 Agreement and Plan of Merger dated August 27, 1996 between the Registrant, Universal Acquisition Corp. and Outdoor Advertising Holdings, Inc. (incorporated herein by reference to Exhibit 2.5 of Universal Outdoor Holdings, Inc. Registration Statement on Form S-1 (Commission File No. 333-12457) (the "Registration Statement"))

2.2 Option and Asset Purchase Agreement dated September 12, 1996 between the Registrant and certain selling institutions (incorporated herein by reference to Exhibit 2.6 of the Registration Statement)

2.3 Asset Purchase Agreement dated September 12, 1996 between the Registrant and Iowa Outdoor, Inc.

2.4 Asset Purchase Agreement dated September 11, 1996 between the Company and The Chase Company (incorporated herein by reference to Exhibit 2.8 of the Registration Statement)

2.5 Stock Purchase Agreement between the Registrant and certain institutions and individuals relating to the sale of the capital stock of NOA Holding Company (incorporated herein by reference to Exhibit 2.1 of Universal Outdoor Holdings, Inc. Current Report on Form 8-K dated April 5, 1996 (Commission File No. 33-82582))

3.1 Third Restated Articles of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 of the Registrant's Registration Statement on Form S-1 (Commission File No. 333-12427) (the "Registrant's Registration Statement"))

NUMBER                               DESCRIPTION
------                               -----------

3.2 Second Amended and Restated By-Laws of the Registrant (incorporated herein by reference to Exhibit 3.2 of the Registrant's Registration Statement)

4.1 Indenture between the Registrant and the United States Trust Company of New York (incorporated herein by reference to Exhibit 4.1 of the Registrant's Registration Statement)

10.1 Amendment to Option Exchange Agreement dated July 26, 1996 among the Registrant, Universal Outdoor Holdings, Inc., Daniel L. Simon, Brian T. Clingen and William H. Smith (incorporated herein by reference to Exhibit 10.8 of the Registration Statement)

10.2 Fee Letter between the Registrant, Universal Outdoor Holdings, Inc. and Kelso & Company, L.P. (incorporated herein by reference to Exhibit 10.9 of the Registration Statement)

10.3 Joint Management Agreement between Universal Outdoor Management Company, Inc. and certain individuals (incorporated herein by reference to Exhibit 10.11 of the Registration Statement)

10.4 Amendment to Revolving Credit Agreement among the Registrant and various lending institutions (incorporated herein by reference to Exhibit 10.9 of Universal Outdoor Holdings, Inc. Registration Statement on Form S-1 (Commission File No. 333-5351) (the "Initial Registration Statement"))

10.5 Amendment to Acquisition Credit Agreement among the Registrant and various lending institutions (incorporated herein by reference to Exhibit 10.10 of the Initial Registration Statement)

10.6 Amended and Restated Revolving Credit Agreement dated October 8, 1996 among the Registrant and various lending institutions (incorporated by reference to Exhibit 10.1 of the Registration Statement)

10.7 Amended and Restated Acquisition Credit Agreement dated October 8, 1996 among the Registrant and various lending institutions (incorporated herein by reference to Exhibit 10.2 of the Registration Statement)

27       Financial Data Schedule

                (b) REPORTS ON FORM 8-K - The Registrant did not file a Current Report on Form 8-K during the quarter ended September 30, 1996.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   UNIVERSAL OUTDOOR, INC.
                                   (Registrant)



November 14, 1996                   /s/ Brian T. Clingen
                                   -----------------------------------
                                   Brian T. Clingen
                                   Vice President and Chief Financial Officer


                                    /s/ Paul G. Simon
                                   -----------------------------------
                                   Paul G. Simon
                                   Vice President, Secretary and General Counsel

                               INDEX TO EXHIBITS

NUMBER                             DESCRIPTION                              PAGE
------                             -----------                              ----

2.1 Agreement and Plan of Merger dated August 27, 1996 between the Registrant, Universal Acquisition Corp. and Outdoor Advertising Holdings, Inc. (incorporated herein by reference to Exhibit 2.5 of the Registration Statement)

2.2 Option and Asset Purchase Agreement dated September 12, 1996 between the Registrant and certain selling institutions
         (incorporated herein by reference to Exhibit 2.6 of the Registration Statement)

2.3 Asset Purchase Agreement dated September 12, 1996 between the Registrant and Iowa Outdoor, Inc.

2.4 Asset Purchase Agreement dated September 11, 1996 between the Company and The Chase Company (incorporated herein by reference to Exhibit 2.8 of the Registration Statement)

2.5 Stock Purchase Agreement between the Registrant and certain institutions and individuals relating to the sale of the capital stock of NOA Holding Company (incorporated herein by reference to Exhibit 2.1 of Universal Outdoor Holdings, Inc. Current Report on Form 8-K dated April 5, 1996 (Commission File No. 33-82582))

3.1 Third Restated Articles of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 of the Registrant's Registration Statement)

3.2      Second Amended and Restated By-Laws of the Registrant
         (incorporated herein by reference to Exhibit 3.2 of the Registrant's Registration Statement)

4.1 Indenture between the Registrant and the United States Trust Company of New York (incorporated herein by reference to Exhibit 4.1 of the Registrant's Registration Statement)

10.1 Amendment to Option Exchange Agreement dated July 26, 1996 among the Registrant, Universal Outdoor Holdings, Inc., Daniel L. Simon, Brian T. Clingen and William H. Smith (incorporated herein by reference to Exhibit 10.8 of the Registration Statement)

10.2     Fee Letter between the Registrant, Universal Outdoor
         Holdings, Inc. and Kelso & Company, L.P. (incorporated herein by reference to Exhibit 10.9 of the Registration Statement)

NUMBER                             DESCRIPTION                              PAGE
------                             -----------                              ----

10.3 Joint Management Agreement between Universal Outdoor Management Company, Inc. and certain individuals (incorporated herein by reference to Exhibit 10.7 of the Registration Statement)

10.4 Amendment to Revolving Credit Agreement among the Registrant and various lending institutions (incorporated herein by reference to Exhibit 10.9 of the Initial Registration Statement)

10.5 Amendment to Acquisition Credit Agreement among the Registrant and various lending institutions (incorporated herein by reference to Exhibit 10.10 of the Initial Registration Statement)

10.6 Amended and Restated Revolving Credit Agreement dated October 8, 1996 among the Registrant and various lending institutions (incorporated herein by reference to Exhibit 10.1 of the Registration Statement)

10.7 Amended and Restated Acquisition Credit Agreement dated October 8, 1996 among the Registrant and various lending institutions (incorporated herein by reference to Exhibit 10.2 of the Registration Statement)

27       Financial Data Schedule