Form 10-K
period 1996-12-31
UNIVERSAL OUTDOOR INC
filed 1997-03-28
CIK 916079

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------
                                   FORM 10-K

(MARK ONE)

/X/        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
           1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996.

/ /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934 FOR THE TRANSITION PERIOD FROM             TO                   .

                       COMMISSION FILE NUMBER: 033-72810
                                 --------------

                            UNIVERSAL OUTDOOR, INC.

             (Exact name of registrant as specified in its charter)

               ILLINOIS                                 36-2827496
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                 Identification No.)

          321 NORTH CLARK STREET, SUITE 1010, CHICAGO, ILLINOIS 60601
                           TELEPHONE: (312) 644-8673

  (Address and telephone number of the of the registrant's principal executive office)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (312) 644-8673

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE
                                 --------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    As of December 31, 1996, the aggregate market value of the registrant's common stock, par value $.01 per share, held by non-affiliates of the registrant was not determinable. There is no public market for the registrant's common stock.

    As of December 31, 1996, the number of shares outstanding of the registrant's Common Stock, par value $0.1 per share, was 10,000 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             CROSS REFERENCE SHEET
                                      AND
                               TABLE OF CONTENTS

                                                                                                              PAGE NUMBER OR
                                                                                                                 REFERENCE
                                                                                                             -----------------
     PART I
     Item 1  --         Business...........................................................................              1
     Item 2  --         Properties.........................................................................             11
     Item 3  --         Legal Proceedings..................................................................             11
     Item 4  --         Submission of Matters to a Vote of Security Holders................................             11

    PART II
     Item 5  --         Market for the Company's Common Stock and Related Stockholder Matters..............             12
     Item 6  --         Selected Financial Data............................................................             13
     Item 7  --         Management's Discussion and Analysis ofFinancial Condition and Results of                       14
                        Operations.........................................................................
     Item 8  --         Financial Statements and Supplementary Data........................................             22
     Item 9  --         Changes in and Disagreements with Accountantson Accounting and Financial                        38
                        Disclosures........................................................................

   PART III
    Item 10  --         Executive Officers and Directors...................................................             38
    Item 11  --         Executive Compensation.............................................................             39
    Item 12  --         Security Ownership of Certain Beneficial Owners and Management.....................             40
    Item 13  --         Certain Relationships and Related Transactions.....................................             41

    PART IV
    Item 14  --         Exhibits, Financial Schedules, and Reports on Form 8-K.............................             43

                                     PART I

ITEM 1 -- BUSINESS

GENERAL

    Universal Outdoor, Inc. (the "Company") is a leading outdoor advertising company operating approximately 31,049 advertising display faces in 3 large, regional operating areas: the MIDWEST (Chicago (IL), Minneapolis/St. Paul (MN), Indianapolis (IN), Milwaukee (WI), Des Moines (IA), Evansville (IN) and Dallas
(TX)), the SOUTHEAST (Orlando (FL), Jacksonville (FL), Palm Beach (FL), Ocala
(FL) and the Atlantic Coast and Gulf Coast areas of Florida, Memphis (TN), Tunica (MS), Chattanooga (TN), and Myrtle Beach (SC)) and the EAST COAST (New York (NY), Washington, D.C., Philadelphia (PA), Northern New Jersey, Wilmington
(DE), Salisbury (MD) and Hudson Valley (NY)). The Company was incorporated in Illinois in 1975. The Company is a wholly-owned subsidiary of Universal Outdoor Holdings, Inc. ("Parent"). The Company and its consolidated subsidiaries constitute the operating subsidiaries of Parent. As used herein, references to the "Company" include the consolidated subsidiaries of the Company, unless the context otherwise requires.

    This Item 1 contains forward-looking statements that involve risks and uncertainties. When used in this Item 1, the words "anticipate", "believe", "estimate", and "expect" and similar expressions as they relate to the Company and its management are intended to identify such forward-looking statements. The Company's actual results, performance, or achievements could differ materially from the results expressed in, or implied by, such forward-looking statements. Factors that could affect such results, performance, or achievements are set forth in "Risk Factors" in the Final Prospectus dated March 21, 1997 filed in connection with Amendment No. 2 to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission (File No. 333-21717).

INDUSTRY OVERVIEW

    The outdoor advertising industry has experienced increased advertiser interest and revenue growth in recent years. Outdoor advertising generated total revenues of approximately $2.0 billion in 1996, or approximately 1.5% of the total advertising expenditures in the United States, and the out-of-home advertising industry generated revenues in excess of $3.8 billion in 1996, according to estimates by the Outdoor Advertising Association of America (the "OAAA"), the trade association for the outdoor advertising industry. Outdoor advertising's 1996 revenue represents growth of approximately 7.3% over estimated total revenues for 1995, which is slightly lower than the growth of total U.S. advertising expenditures during the same period of approximately 8.2%, which takes into an account an 11.8% increase in television advertising expenditures attributable in part to the 1996 Olympic games.

    Advertisers purchase outdoor advertising for a number of reasons. Outdoor advertising offers repetitive impact and a relatively low cost per-thousand-impressions, a commonly used media measurement, as compared to television, radio, newspapers, magazines and direct mail marketing. Accordingly, because of its cost-effective nature, outdoor advertising is a good vehicle to build mass market support. In addition, outdoor advertising can be used to target a defined audience in a specific location and, therefore, can be relied upon by local businesses concentrating on a particular geographic area where customers have specific demographic characteristics. For instance, restaurants, motels, service stations and similar roadside businesses may use outdoor advertising to reach potential customers close to the point of sale and provide directional information. Other local businesses such as television and radio stations and consumer products companies may wish to appeal more broadly to customers and consumers in the local market. National brand name advertisers may use the medium to attract customers generally and build brand awareness. In all cases, outdoor advertising can be combined with other media such as radio and television to reinforce messages being provided to consumers.

    The outdoor advertising industry has experienced significant change in recent periods due to a number of factors. First, the entire "out-of-home" advertising category has expanded to include, in addition to traditional billboards and roadside displays, displays in shopping centers and malls, airports, stadiums, movie theaters and supermarkets, as well as on taxis, trains, buses, blimps and subways. Second, while the outdoor advertising industry has experienced a decline in the use of outdoor advertising by tobacco companies, it has increased its visibility with and attractiveness to local advertisers as well as national retail and consumer product-oriented companies. Third, the industry has benefited significantly from improvements in production technology, including the use of computer printing, vinyl advertising copy and improved lighting techniques, which have facilitated a more dynamic, colorful and creative use of the medium. These technological advances have allowed the outdoor advertising industry to respond more promptly and cost effectively to the changing needs of its advertising customers and make greater use of advertising copy used in other media. Lastly, the outdoor advertising industry has benefited from the growth in automobile travel time for business and leisure due to increased highway congestion and continued demographic shifts of residences and businesses from the cities to outlying suburbs.

    The outdoor advertising industry is composed of several large outdoor advertising and media companies with operations in multiple markets, as well as many smaller and local companies operating a limited number of structures in a single or few local markets. While the industry has experienced some consolidation within the past few years, the OAAA estimates that there are still approximately 600 companies in the outdoor advertising industry operating approximately 396,000 billboard displays. The Company expects the trend of consolidation in the outdoor advertising industry to continue.

OPERATING STRATEGY

    The Company's objective is to be the leading provider of outdoor advertising services in each of its three regional operating areas and to expand its presence in attractive new markets. The Company believes that regional clusters provide it with significant opportunities to increase revenue and achieve cost savings by delivering to local and national advertisers efficient access to multiple markets or highly targeted areas.

    Management intends to implement the following operating strategy:

    - MAXIMIZE RATES AND OCCUPANCY. Through continued emphasis on customer sales and service, quality displays and inventory management, the Company seeks to maximize advertising rates and occupancy levels in each of its markets. The Company has recruited and trained a strong local sales staff supported by local managers operating under specific, sales-based compensation targets designed to obtain the maximum potential from the Company's display inventory.

    - INCREASE MARKET PENETRATION. The Company seeks to expand operations within its existing markets through new construction, with an emphasis on painted bulletins, which generally command higher rates and longer term contracts from advertisers than other types of display faces. In addition, the Company historically has acquired, and intends to continue to acquire, additional advertising display faces in its existing markets as opportunities become available.

    - PURSUE STRATEGIC ACQUISITIONS. In addition to improved penetration of its existing markets, the Company also seeks to grow by acquiring additional display faces in closely proximate new markets. Such new markets allow the Company to capitalize on the operating efficiencies and cross-market sales opportunities associated with operating in multiple markets within distinct regions. The Company intends to develop new regional operating areas in regions where attractive growth and consolidation opportunities exist.

    - CAPITALIZE ON TECHNOLOGICAL ADVANCES. The Company seeks to capitalize on technological advances that enhance its productivity and increase its ability to effectively respond to its customers' needs. The Company's continued investment in equipment and technology provides for greater ongoing benefits in the areas of sales, production and operation.

    - MAINTAIN LOW COST STRUCTURE. Through continued adherence to strict cost controls, centralization of administrative functions and maintenance of low corporate overhead, the Company seeks to maximize its Operating Cash Flow Margin, which it believes to be among the highest in the industry. The Company believes that its centralized administration provides opportunities for significant operating leverage from further expansion in existing markets and from future acquisitions.

    - DEVELOP OTHER OUT-OF-HOME MEDIA. The Company seeks to develop other forms of out-of-home media such as bus shelter or transit advertising in order to enhance revenues in existing markets or provide access to new markets.

    Through implementation of this business strategy, the Company has increased its outdoor advertising presence from 500 display faces in a single market in 1988 to approximately 31,049 in its markets at December 31, 1996.

ACQUISITIONS

    As of December 31, 1996, the Company has acquired the assets or capital stock of five outdoor advertising companies and entered into agreements to purchase the assets or capital stock of two additional outdoor advertising companies. The Company believes that these acquisitions will significantly strengthen its market presence in the midwest and southeast regions of the United States, create a substantial presence in the east coast region and allow the Company to capitalize on the operating efficiencies and cross-market sales opportunities associated with operating in closely proximate markets.

    THE POA ACQUISITION. In October 1996, the Company acquired the outstanding capital stock of Outdoor Advertising Holdings, Inc. ("OAH") for approximately $240 million in cash pursuant to a merger of a subsidiary of the Company with and into OAH (the "POA Acquisition"). As a result of the POA Acquisition, the Company acquired a total of approximately 6,337 advertising display faces consisting of bulletins and posters in five markets located in the southeast United States, including Orlando, Ocala and Palm Beach, as well as the East Coast and Gulf Coast areas of Florida, and Myrtle Beach and Chattanooga. The Company believes that the POA Acquisition will substantially strengthen the Company's operations in the southeast United States, particularly in Florida, where the Company believes it has the largest number of outdoor advertising display faces and the largest market share in each of its markets, except Palm Beach.

    THE REVERE ACQUISITION. In December 1996, the Company acquired the outstanding capital stock of Revere Holding Corp. ("Revere") for approximately $125 million in cash (the "Revere Acquisition"). As a result of the Revere Acquisition, the Company acquired a total of approximately 8,853 advertising display faces located in the east coast of the United States, including Philadelphia, Washington, D.C., Salisbury and Wilmington, as well as 1,917 transit display faces located in Baltimore and 1,582 kiosk displays located in malls throughout the United States.

    THE MEMPHIS/TUNICA ACQUISITION. In September 1996, the Company agreed to acquire a total of approximately 2,018 advertising display faces consisting of bulletins and posters in and around Memphis, Tennessee and Tunica County, Mississippi. The acquisition was subsequently consummated in January 1997 for a purchase price of approximately $71 million plus 100,000 shares of Parent's Common Stock (the "Memphis/Tunica Acquisition"). The Company believes that the Memphis/Tunica Acquisition will complement the Chattanooga operations which were acquired by the Company in the POA Acquisition. This gives the Company a leading presence in two of the largest markets in Tennessee and strengthens its presence in the southeast United States.

    THE MATTHEW ACQUISITION. In December 1996, the Company agreed to purchase certain of the assets of Matthew Outdoor Advertising Acquisition Co. L.P. ("Matthew") for approximately $40 million in cash and the assumption by the Company of certain liabilities of Matthew (the "Matthew Acquisition"). The Matthew Acquisition was consummated in January 1997. As a result of the Matthew Acquisition, the Company acquired 1,035 advertising display faces consisting of posters and bulletins in three east coast markets, including metro New York, northern New Jersey and Hudson Valley.

    THE NAEGELE ACQUISITION. In April 1996, the Company acquired the operations of NOA Holding Company ("Naegele") in a stock purchase transaction (the "Naegele Acquisition"). As a result of the

Naegele Acquisition, the Company acquired approximately 2,550 poster faces (of which approximately 1,455 are located in the Minneapolis/St. Paul market and approximately 1,095 are located in the Jacksonville market) and approximately 840 painted bulletin faces (of which approximately 440 are located in the Minneapolis/St. Paul market and approximately 400 are located in the Jacksonville market).

    THE ADDITIONAL ACQUISITIONS. In September 1996, the Company purchased certain assets of Iowa Outdoor Displays for approximately $1.8 million in cash (the "Iowa Acquisition") and The Chase Company for approximately $5.8 million in cash (the "Dallas Acquisition," and together with the Iowa Acquisition, the "Additional Acquisitions"). As a result of the Additional Acquisitions, the Company acquired approximately 160 advertising display faces consisting primarily of posters in and around Des Moines and approximately 245 advertising display faces consisting primarily of bulletins in and around Dallas. The Company believes that the Additional Acquisitions will further enhance the Company's current presence in each of its Des Moines and Dallas markets and provide increased revenue opportunities in its Midwest market cluster.

    THE OTHER ACQUISITIONS. In April 1996, the Company acquired 4 painted bulletin faces in the Chicago market from Paramount Outdoor, Inc. in an asset purchase transaction. In March 1996, through an asset purchase transaction with Image Media, Inc., the Company acquired 18 painted bulletin and painted wall faces in the Chicago market. In a transaction with Ad-Sign, Inc. in January 1996, the Company acquired approximately 160 painted bulletin faces in the Chicago market. In April 1995, the Company acquired approximately 6 painted bulletin faces in the Chicago market pursuant to a stock purchase transaction with O&B Outdoor, Inc. The Company has integrated the acquired faces from these acquisitions into its existing Chicago operations. In March 1995, the Company completed two acquisitions in the Dallas market. In a stock purchase transaction with Harrington Associates, Inc., the Company acquired approximately 740 junior (8-sheet) poster faces located in the Dallas market. In a stock purchase transaction with Best Outdoor, the Company acquired approximately 387 junior (8-sheet) poster faces in the Dallas market.

    The POA Acquisition, the Revere Acquisition, the Memphis/Tunica Acquisition, the Naegele Acquisition, the Matthew Acquisition and the Additional Acquisitions are referred to collectively as the "Acquisitions."

    RECENT DEVELOPMENTS. In February 1997, the Company agreed to acquire the stock of Penn-Baltimore, Inc. ("Penn") from Lamar Advertising Company ("Lamar") for approximately $46.5 million in cash (the "Penn Acquisition"). The Penn Acquisition will be consummated upon the consummation of Lamar's acquisition of Penn Advertising, Inc., the parent of Penn, and in connection therewith, the Company will acquire approximately 1,450 advertising display faces in the Baltimore metropolitan area.

MARKETS

    Each of the Company's markets generally possess demographic characteristics that are attractive to national advertisers, allowing the Company to package its displays in several of its markets in a single contract for advertisers in national and regional campaigns. Each market also has unique local industries, businesses, sports franchises and special events that are frequent users of outdoor advertising. The following sets forth certain information for each of the Company's markets as of December 31, 1996 after giving effect to the
Acquisitions:

                                    1996             % OF 1996                                        TOTAL
                                 PRO FORMA           PRO FORMA                 30-SHEET   8-SHEET    DISPLAY
MARKET                          NET REVENUES        NET REVENUES   BULLETINS   POSTERS    POSTERS     FACES
-------------------------  ----------------------   ------------   ---------   --------   -------   ----------
                           (DOLLARS IN THOUSANDS)
MIDWEST:
  Chicago................         $ 17,990              10.2%          660       --        3,606     4,266
  Minneapolis/St. Paul...           17,320               9.8           453       1,356      --       1,809
  Indianapolis...........           10,533               6.0           262       1,194       102     1,995
  Milwaukee..............            4,818               2.7           261       --          325       586
  Des Moines.............            3,539               2.0            85         585         9       679
  Evansville.............            3,435               1.9           281         694      --         975
  Dallas.................            1,261               0.8           245       --        1,201     1,446
SOUTHEAST:
  Orlando................           25,145              14.2           771       1,145      --       1,916
  Jacksonville...........            8,703               4.9           349         784      --       1,133
  Ocala..................            5,240               3.0           856         198      --       1,054
  Memphis/Tunica.........           14,705               8.3           706       1,155       130     1,991
  Chattanooga............            5,470               3.1           356         649      --       1,005
  Myrtle Beach...........            9,495               5.4           729         469      --       1,198
  Atlantic Coast area
    (FL).................            5,132               2.9           707          21      --         728
  Gulf Coast area (FL)...            1,712               1.0           475       --         --         475
EAST COAST:
  Philadelphia...........           13,939               7.9           359       2,074      --       2,579
  Washington, D.C........            6,289               3.6            87         589      --         676
  Salisbury..............            3,435               1.9           401         473      --         874
  Wilmington.............            4,576               2.6           162         917        43     1,122
  Baltimore..............            2,295               1.3         --          --         --       1,917
  Mall Media.............            2,636               1.5         --          --         --       1,539
  Northern NJ............            4,256               2.4           216           5         6       227
  Metro New York.........            3,375               1.9            50         380      --         430
  Hudson Valley..........            1,312               0.7           145         257        27       429
                                  --------             -----       ---------   --------   -------   ----------
  Total..................         $176,611             100.0%        8,616      12,945     5,449    31,049(1)
                                  --------             -----       ---------   --------   -------   ----------
                                  --------             -----       ---------   --------   -------   ----------

------------------------

(1) Includes 437 transit display faces located in Indianapolis, 146 bus shelters in Philadelphia, 1,917 transit display faces in Baltimore and 1,539 kiosk displays in malls throughout the United States.

INVENTORY

    The Company operates three standard types of outdoor advertising display faces and also has transit and mall advertising as follows:

    - BULLETINS generally are 14 feet high and 48 feet wide (672 square feet) and consist of panels on which advertising copy is displayed. The advertising copy is either hand painted onto the panels at the facilities of the outdoor advertising company in accordance with design specifications supplied by the advertiser and attached to the outdoor advertising structure, or is printed with the computer-generated graphics on a single sheet of vinyl that is wrapped around the structure. On occasion, to attract more attention, some of the panels may extend beyond the linear edges of the display face and may include three-dimensional embellishments. Because of their greater impact and higher cost, bulletins are usually located on major highways.

    - 30-SHEET POSTERS generally are 12 feet high by 25 feet wide (300 square feet) and are the most common type of billboard. Advertising copy for 30-sheet posters consists of lithographed or silk-screened paper sheets supplied by the advertiser that are pasted and applied like wallpaper to the face of the display, or single sheets of vinyl with computer-generated advertising copy that are wrapped around the structure. Thirty-sheet posters are concentrated on major traffic arteries.

    - JUNIOR (8-SHEET) POSTERS usually are 6 feet high by 12 feet wide (72 square feet). Displays are prepared and mounted in the same manner as 30-sheet posters, except that vinyl sheets are not typically used on junior posters. Most junior posters, because of their smaller size, are concentrated on city streets and target pedestrian traffic.

    - TRANSIT ADVERTISING generally consists of posters and frames displayed on the sides of public buses operating on city streets.

    -  MALL ADVERTISING  generally consists of kiosks located in shopping malls.

    Billboards generally are mounted on structures owned by the outdoor advertising company and located on sites that are either owned or leased by it or on which it has acquired a permanent easement. Billboard structures are durable, have long useful lives and do not require substantial maintenance. When disassembled, they typically can be moved and relocated at new sites. The Company's outdoor advertising structures are made of steel and other durable materials built to withstand variable climates, including the rigors of the midwestern climate. The Company expects its structures to last 15 years or more without significant refurbishment.

LOCAL MARKET OPERATIONS

    In each of its principal markets, the Company maintains a complete outdoor advertising operation including a sales office, a production, construction and maintenance facility, a creative department equipped with advanced technology, a real estate unit and support staff. The Company conducts its outdoor advertising operations through these local offices, consistent with senior management's belief that an organization with decentralized sales and operations is more responsive to local market demand and provides greater incentives to employees. At the same time, the Company maintains centralized accounting and financial controls to allow it to closely monitor the operating and financial performance of each market. Local general managers, who report directly to the Company's President or a regional manager, are responsible for the day-to-day operations of their respective markets and are compensated according to the financial performance of such markets. In general, these local managers oversee market development, production and local sales. The Company is incorporating the operations acquired in the Acquisitions into this operational structure with local offices handling the day-to-day operations and centralized accounting and financial controls.

    Although site leases (for land underlying an advertising structure) are administered from the Company's headquarters in Chicago, each local office is responsible for locating and ultimately procuring leases for appropriate sites in its market. Site lease contracts vary in term but typically run from 10 to 20 years with various termination and renewal provisions. Each office maintains a leasing department, with an extensive database containing information on local property ownership, lease contract terms, zoning ordinances and permit requirements. The Company has been very successful in developing new advertising display face inventory in each of its markets based on utilizing these databases and developing an experienced staff of lease teams. Each such team's sole responsibility is the procurement of sites for new locations in each of the Company's markets.

SALES AND SERVICE

    The Company's sales strategy is to maximize revenues from local advertisers. Accordingly, it maintains a team of sales representatives headed by a sales manager in each of its markets. The Company devotes considerable time and resources to recruiting, training and coordinating the activities of its sales force. A sales representative's compensation is heavily weighted to individual performance, and the local sales manager's compensation is tied to the performance of his or her sales team. One sales representative, based in Chicago, manages sales to national advertisers. In total, as of December 31, 1996 approximately 192 of the Company's employees are significantly involved in sales and marketing activities.

    In addition to the sales staff, the Company has established fully staffed and equipped creative departments in each of its principal markets. Utilizing technologically advanced computer hardware and software, the staff is able to create original design copy for both local and national accounts which has allowed the various creative departments to exchange work via modem or over the Internet with each other or directly with clients or their agencies. This ability has resulted in many fully staffed advertising agencies turning to the Company for the creation of their outdoor campaigns. The Company believes that its creative department's implementation of continuing technological advances provides a significant competitive advantage in the areas of sales and service.

CUSTOMERS

    Advertisers usually contract for outdoor displays through advertising agencies, which are responsible for the artistic design and written content of the advertising as well as the choice of media and the planning and implementation of the overall campaign. The Company pays commissions to the agencies for advertising contracts that are procured by or through those agencies. Advertising rates are based on a particular display's exposure (or number of "impressions" delivered) in relation to the demographics of the particular market and its location within that market. The number of "impressions" delivered by a display is measured by the number of vehicles passing the site during a defined period and is weighted to give effect to such factors as its proximity to other displays, the speed and viewing angle of approaching traffic, the national average of adults riding in vehicles and whether the display is illuminated. The number of impressions delivered by a display is verified by independent auditing companies.

    The size and geographic diversity of the Company's markets allow it to attract national advertisers, often by packaging displays in several of its markets in a single contract to allow a national advertiser to simplify its purchasing process and present its message in several markets. National advertisers generally seek wide exposure in major markets and therefore tend to make larger purchases. The Company competes for national advertisers primarily on the basis of price, location of displays, availability and service.

    The Company also focuses efforts on local sales, and approximately 76% of the Company's gross revenues in 1996, after giving effect to the Acquisitions, were generated from local advertisers. Local advertisers tend to have smaller advertising budgets and require greater assistance from the Company's production and creative personnel to design and produce advertising copy. In local sales, the Company often expends more sales efforts on educating customers regarding the benefits of outdoor media and helping potential customers develop an advertising strategy using outdoor advertising. While price and availability are important competitive factors, service and customer relationships are also critical components of local sales.

    Tobacco revenues have historically accounted for a significant portion of outdoor advertising revenues. Beginning in 1993, the leading tobacco companies substantially reduced their expenditures for outdoor advertising due to a declining population of smokers, societal pressures, consolidation in the tobacco industry and price competition from generic brands. Since tobacco advertisers often utilized some of the industry's prime inventory, the decline in tobacco-related advertising expenditures made this space available for other advertisers, including those that had not traditionally utilized outdoor advertising. As a result of this decline in tobacco-related advertising revenues and the increased use of outdoor advertising by other advertisers, the range of the Company's advertisers has become quite diverse. The following table illustrates the diversity of the Company's advertising base giving effect to the Acquisitions:

                    1996 PRO FORMA NET REVENUES BY CATEGORY

                                                                        PERCENTAGE OF
                                                                         NET REVENUES
                                                                        --------------
Retail/Consumer Products..............................................        15.4%
Travel/Entertainment..................................................        15.3%
Automotive & Related..................................................        11.0%
Tobacco...............................................................        10.8%
Restaurant............................................................         8.6%
Professional Services.................................................         5.8%
Home Developer/Real Estate............................................         5.6%
Alcohol...............................................................         4.4%
Hotels/Motels.........................................................         3.5%
Other.................................................................        19.6%
                                                                           -----
    Total.............................................................       100.0%
                                                                           -----
                                                                           -----

PRODUCTION

    The Company has internal production facilities and staff to perform the full range of activities required to develop, create and install outdoor advertising in all of its markets. Production work includes creating the advertising copy design and layout, painting the design or coordinating its printing and installing the designs on its displays. In addition, the Company's substantial new development activity has allowed it to vertically integrate its own sign fabrication ability so that new signs are fabricated and erected in-house. The Company usually provides its full range of production services to local advertisers and to advertisers that are not represented by advertising agencies, since national advertisers and advertisers represented by advertising agencies often use preprinted designs that require only installation. However, the Company's creative and production personnel frequently are involved in production activities even when advertisers are represented by agencies due to the development of new designs or adaptation of copy from other media for use on billboards. The Company's artists also assist in the development of marketing presentations, demonstrations and strategies to attract new advertisers.

    With the increased use of vinyl and pre-printed advertising copy furnished to the outdoor advertising company by the advertiser or its agency, outdoor advertising companies are becoming less responsible for labor-intensive production work since vinyl and pre-printed copy can be installed quickly. The vinyl sheets are reusable, thereby reducing the Company's production costs, and are easily transportable. Due to the geographic proximity of the Company's principal markets and the transportability of vinyl sheets, the Company can shift materials among markets to promote efficiency. The Company believes that this trend over time will reduce operating expenses associated with production activities.

COMPETITION

    The Company competes in each of its markets with other outdoor advertisers as well as other media, including broadcast and cable television, radio, print media and direct mail marketers. In addition, the Company also competes with a wide variety of "out-of-home" media, including advertising in shopping centers and malls, airports, stadiums, movie theaters and supermarkets, as well as on taxis, trains, buses and subways. Advertisers compare relative costs of available media and cost-per-thousand impressions, particularly when delivering a message to customers with distinct demographic characteristics. In competing with other media, outdoor advertising relies on its low cost-per-thousand-impressions and its ability to repetitively reach a broad segment of the population in a specific market or to target a particular geographic area or population with a particular set of demographic characteristics within that market.

    The outdoor advertising industry is highly fragmented, consisting of several large outdoor advertising and media companies with operations in multiple markets as well as smaller and local companies operating a limited number of structures in single or a few local markets. Although some consolidation has occurred over the past few years, according to the OAAA there are approximately 600 companies in the outdoor advertising industry operating approximately 396,000 billboard displays. In several of its markets, the Company encounters direct competition from other major outdoor media companies, including Outdoor Systems, Inc., Eller Media, Inc. (formerly Patrick Media Group) and 3M National Advertising Co. (a division of Minnesota Mining and Manufacturing Company), each of which has a larger national network and greater total resources than the Company. The Company believes that its emphasis on local advertisers and its position as a major provider of advertising services enable it to compete effectively with the other outdoor media operators, as well as other media. The Company also competes with other outdoor advertising companies for sites on which to build new structures.

GOVERNMENT REGULATION

    The outdoor advertising industry is subject to governmental regulation at the federal, state and local level. Federal law, principally the Highway Beautification Act of 1965, encourages states, by the threat of withholding federal appropriations for the construction and improvement of highways within such states, to implement legislation to restrict billboards located within 660 feet of, or visible from, interstate and primary highways except in commercial or industrial areas. All of the states have implemented regulations at least as restrictive as the Highway Beautification Act, including the prohibition on the construction of new billboards adjacent to federally-aided highways and the removal at the owner's expense and without any compensation of any illegal signs on such highways. The Highway Beautification Act, and the various state statutes implementing it, require the payment of just compensation whenever governmental authorities require legally erected and maintained billboards to be removed from federally-aided highways.

    The states and local jurisdictions have, in some cases, passed additional and more restrictive regulations on the construction, repair, upgrading, height, size and location of, and, in some instances, content of advertising copy being displayed on outdoor advertising structures adjacent to federally-aided highways and other thoroughfares. Such regulations, often in the form of municipal building, sign or zoning ordinances, specify minimum standards for the height, size and location of billboards. In some cases, the construction of new billboards or relocation of existing billboards is prohibited. Some jurisdictions also have restricted the ability to enlarge or upgrade existing billboards, such as converting from wood to steel or from non-illuminated to illuminated structures. From time to time governmental authorities order the removal of billboards by the exercise of eminent domain. Thus far, the Company has been able to obtain satisfactory compensation for any of its structures removed at the direction of governmental authorities, although there is no assurance that it will be able to continue to do so in the future.

    In recent years, there have been movements to restrict billboard advertising of certain products, including tobacco and alcohol. No bills have become law at the federal level except those requiring health hazard warnings similar to those on cigarette packages and print advertisements. It is uncertain whether additional legislation of this type will be enacted on the national level or in any of the Company's markets.

    In August 1996, the U.S. Food and Drug Administration issued final regulations governing certain marketing practices in the tobacco industry. Among other things, the regulations prohibit tobacco product billboard advertisements within 1,000 feet of schools and playgrounds and require that tobacco product advertisements on billboards be in black and white and contain only text. In addition, one major tobacco manufacturer recently proposed federal legislation banning 8-sheet billboard advertising and transit advertising of tobacco products. A reduction in billboard advertising by the tobacco industry could cause an immediate reduction in the Company's direct revenue from such advertisers and would simultaneously increase the available space on the existing inventory of billboards in the outdoor advertising industry.

    Amortization of billboards has also been adopted in varying forms in certain jurisdictions. Amortization permits the billboard owner to operate its billboard as a non-conforming use for a specified period of time until it has recouped its investment, after which it must remove or otherwise conform its billboard to the applicable regulations at its own cost without any compensation. Amortization and other regulations requiring the removal of billboards without compensation have been subject to vigorous litigation in state and federal courts and cases have reached differing conclusions as to the constitutionality of these regulations. To date, regulations in the Company's markets have not materially adversely affected its operations, except in the Jacksonville market, where the Company has been subject to regulatory efforts and recently agreed to city ordinances to remove a number of faces. On March 22, 1995, following litigation over an ordinance and a municipal charter amendment, Naegele entered into an agreement with the City of Jacksonville to remove 711 billboard faces over a twenty year period starting January 1, 1995 and ending December 31, 2014. The resolution specifies the following removal schedule:

                                                                           30-SHEET      8-SHEET
CALENDAR YEARS                                               BULLETINS      POSTERS      POSTERS       TOTAL
---------------------------------------------------------  -------------  -----------  -----------     -----
1995-1998................................................           73           242          167          482
1999-2004................................................           23            87       --              110
2005-2014................................................           23            96       --              119
                                                                   ---           ---          ---          ---
                                                                   119           425          167          711
                                                                   ---           ---          ---          ---
                                                                   ---           ---          ---          ---

    Under the agreement, Naegele and the City of Jacksonville have agreed on the removal of 445 pre-selected faces, including 167 (100%) of its 8-sheet faces. Management of the Company has control over the selection and removal of an additional 155 faces. The remaining 111 faces to be removed will be selected by the Company from a pool of faces identified by the City. While the number of signs being taken down represents a large percentage of Naegele's plant in the Jacksonville market, the Company believes that Jacksonville has been overbuilt for a number of years, leading to low occupancy levels and low advertising rates. The removal of a number of marginally profitable boards is expected to put upward pressure on rates. Additionally, the removals are staggered over 20 years, with management having substantial input on which signs are removed and some rights of substitution and rebuilding of outdoor advertising structures in the Jacksonville market.

    On February 1, 1991, Naegele entered into a consent judgment to settle a complaint brought by the Minnesota Attorney General under Minnesota anti-trust laws pursuant to which Naegele and its successors are prohibited from purchasing outdoor advertising displays in the Minneapolis/St. Paul market from other operators of outdoor advertising displays until February 1, 2001. The consent judgment also prohibits the Company from enforcing certain covenants not to compete and from entering into property leases in excess of 15 years. The consent judgment does not affect the Company's ability to continue to develop and build new advertising displays in the Minneapolis/St. Paul market. Additionally, the Company can purchase displays from brokers or other non-operators.

    The outdoor advertising industry is heavily regulated and at various times and in various markets can be expected to be subject to varying degrees of regulatory pressure affecting the operation of advertising displays. Accordingly, although the Company's experience to date is that the regulatory environment has not adversely impacted the Company's business, other than in the newly acquired Jacksonville market, no assurance can be given that existing or future laws or regulations will not materially adversely affect the Company at some time in the future.

EMPLOYEES

    At December 31, 1996, the Company employed approximately 786 people, of whom approximately 192 were primarily engaged in sales and marketing, 372 were engaged in painting, bill posting and construction and maintenance of displays and the balance were employed in financial, administrative and similar capacities. Of those employees, the following number belong to unions: Milwaukee
(16), Minneapolis/St. Paul (22), Philadelphia (45), Washington D.C. (12) and Wilmington (14). The Company considers its relations with the unions and with its employees to be good.

ITEM 2 -- PROPERTIES

OUTDOOR ADVERTISING SITES

    Giving effect to the Acquisitions, the Company owns or has permanent easements on approximately 364 parcels of real property that serve as the sites for its outdoor displays. The Company's remaining approximately 17,174 advertising display sites are leased or licensed.

    The Company's leases are for varying terms ranging from month-to-month or year-to-year to terms of ten years or longer, and many provide for renewal options. There is no significant concentration of displays under any one lease or subject to negotiation with any one landlord. The Company believes that an important part of its management activity is to manage its lease portfolio and negotiate suitable lease renewals and extensions.

OFFICE AND PRODUCTION FACILITIES

    The Company's principal executive and administration offices are located in Chicago, Illinois in a 6,956-square foot space leased by the Company. In addition, after giving effect to the Acquisitions, the Company has an office and complete production and maintenance facility in each of Addison, Illinois (40,000 square feet); Orlando (20,500 square feet); Memphis (24,844 square feet); Chattanooga (14,580 square feet); Ocala (11,700 square feet); Myrtle Beach (14,792 square feet); Milwaukee (18,367 square feet); Indianapolis (23,648 square feet); Des Moines (15,320 square feet); Minneapolis/St. Paul (82,547 square feet); Jacksonville (16,000 square feet); Evansville (16,000 square feet); Philadelphia (32,000 square feet); Washington, D.C. (15,668 square feet); Salisbury (12,000 square feet); Wilmington (5,700 square feet); Baltimore (8,000 square feet); Yonkers, NY (4,900 square feet); and Kingston, NY (3,000 square feet) and a sales, real estate and administration office in each of Dallas (2,000 square feet); New York (6,000 square feet); and Orange County, CA (4,000 square feet). The Indianapolis, Addison, Orlando, Milwaukee, Jacksonville, Myrtle Beach, Chattanooga, Ocala, Evansville, Philadelphia, Washington, D.C., Salisbury, Wilmington, Yonkers and Kingston facilities are owned and all other facilities are leased. The Company considers its facilities to be well maintained and adequate for its current and reasonably anticipated future needs.

ITEM 3 -- LEGAL PROCEEDINGS

    The Company, as a result of the POA Acquisition and the merger between OAH and one of the Company's subsidiaries, is a defendant in a case entitled IMPACT COMMUNICATIONS OF CENTRAL FLORIDA, INC., ET AL. VS. NATIONAL OUTDOOR ADVERTISING, ET AL. pending in the United States District Court, Middle District of Florida. Impact Communications has alleged that POA, among others, conspired to restrain trade and to monopolize the market for leases for land on which outdoor advertising structures can be erected. The case was set for trial in January 1997 but the trial date has been postponed pending court availability. The plaintiffs have alleged that the acts of the defendants resulted in harm to the plaintiffs and damages of $4 to 12 million, which could be trebled under the applicable laws. The Company intends to defend the case vigorously. There can be no assurance, however, as to the ultimate outcome of this litigation.

    In addition, from time to time, the Company is involved in litigation in the ordinary course of business, including disputes involving advertising contracts, site leases, employment claims and construction matters. The Company is also involved in routine administrative and judicial proceedings regarding permits and fees relating to outdoor advertising structures and compensation for condemnations. None of these proceedings, in the opinion of management, is likely to have a material adverse effect on the Company.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted during the fourth quarter of the fiscal year covered by this Report to a vote of security holders, through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5 -- MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

    There has been no public market for the common stock of the Company. As of December 31, 1996, Parent was the sole shareholder of the Company. There is a public market for the common stock of Parent. Parent's common stock is quoted on the Nasdaq National Market under the symbol "UOUT."

DIVIDEND POLICY

    In each of the years ending December 31, 1994, 1995 and 1996, the Company paid dividends in the aggregate amount of $120,000 to Parent, its sole shareholder. The Company does not anticipate paying dividends in excess of $120,000 per year in the foreseeable future. The Company intends to retain any future earnings for reinvestment in the Company. In addition, the New Credit Facility (as defined herein) and the indentures governing the Notes (as defined herein) place limits on the Company's ability to pay dividends or make any other distributions on its common stock. Any future determination as to payment of dividends will be at the discretion of the Company's Board of Directors and will depend on the Company's results of operations, financial condition, capital requirements and other factors deemed relevant by the Board of Directors.

ITEM 6 -- SELECTED FINANCIAL DATA

    The selected financial data presented below as of and for the year ended December 31, 1996 are derived from the Consolidated Financial Statements of the Company. The selected financial data as of and for the years ended December 31, 1992, 1993, 1994, and 1995 are derived from the financial statements of the Company. Certain of such financial statements were unaudited. The financial statements of the Company for the three years in the period ended December 31, 1996 were audited by Price Waterhouse LLP, independent accountants, as indicated in their report included elsewhere in this Form 10-K. The selected financial data as of and for the year ended December 31, 1996 are derived from the consolidated financial statements included herein and include all normal and recurring adjustments necessary for a fair presentation of such data. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements, including the Notes thereto, appearing elsewhere in this Form 10-K. Due to the significant development and acquisition of additional assets, the data set forth below is not necessary comparable on a year-to-year basis.

                                                                   YEAR ENDED DECEMBER 31,
                                            ----------------------------------------------------------------------
                                               1991        1992        1993        1994        1995        1996
                                            ----------  ----------  ----------  ----------  ----------  ----------
                                                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Gross revenue.............................  $   21,435  $   27,896  $   28,710  $   33,180  $   38,101  $   84,939
Net revenues(1)...........................      18,835      24,681      25,847      29,766      34,148      76,138
Direct advertising expenses...............       7,638      10,383      10,901      11,806      12,864      26,468
General and administrative expenses.......       3,515       3,530       3,357       3,873       4,244      10,596
Depreciation and amortization.............       5,530       7,817       8,000       7,310       7,402      18,286
Operating income..........................       2,152       2,951       3,589       6,777       9,638      20,788
Interest expense..........................       6,599       9,591       8,965       8,314       8,627      15,730
Other (expense) income, net...............         (53)        291        (351)       (134)         42       1,398
Income (loss) before extraordinary
  item(2).................................      (4,500)     (6,349)     (5,727)     (1,671)        969       3,660
Net income (loss).........................      (4,500)     (6,349)     (8,987)     (1,671)        969     (10,788)
Operating Cash Flow(3)....................  $    7,682  $   10,768  $   11,589  $   14,087  $   17,040  $   39,074
Operating Cash Flow Margin(4).............        40.8%       43.6%       44.8%       47.3%       49.9%       51.3%
Capital expenditures......................       2,047       2,352       2,004       4,668       5,620       7,178
Deficiency in coverage of earnings........       4,500       6,349       8,987       1,671      --          10,788

FINANCIAL RATIOS:
Ratio of earnings to fixed charges(5).....      --          --          --          --            1.1x        1.2x
Percentage of indebtedness to total
  capitalization(6).......................       121.4%      142.8%      116.1%      118.1%      115.8%       60.1%
Ratio of total indebtedness to Operating
  Cash Flow(7)............................        8.5x        5.5x        5.9x        5.2x        4.5x        NM(8)
Ratio of Operating Cash Flow to total
  interest(9).............................        1.2x        1.1x        1.3x        1.7x        2.0x        2.5x


                                                                   YEAR ENDED DECEMBER 31,
                                            ----------------------------------------------------------------------
                                               1991        1992        1993        1994        1995        1996
                                            ----------  ----------  ----------  ----------  ----------  ----------
BALANCE SHEET DATA:
Working capital(10).......................  $    2,365  $    1,326  $    1,730  $    2,119  $    3,961  $   24,432
Total assets..............................      71,682      65,754      61,816      66,190      69,133     681,027
Total long-term debt and other
  obligations.............................      65,076      59,363      68,054      73,304      76,079     347,941

Redeemable preferred stock................      13,442      15,055      --          --          --          --
Common stockholders' equity (deficit).....     (11,450)    (17,799)     (9,452)    (11,243)    (10,394)    230,984

                                                   (FOOTNOTES ON FOLLOWING PAGE)

(FOOTNOTES FOR PRECEDING PAGE)
------------------------

 (1) Net revenues are gross revenues less agency commissions.

 (2) Extraordinary item represents loss on early extinguishment of debt.

 (3) "Operating Cash Flow" is operating income before depreciation and amortization and other non-cash charges. Operating Cash Flow is not intended to represent net cash flow provided by operating activities as defined by generally accepted accounting principles and should not be considered as an alternative to net income (loss) as an indicator of the Company's operating performance or to net cash provided by operating activities as a measure of liquidity. The Company believes Operating Cash Flow is a measure commonly reported and widely used by analysts, investors and other interested parties in the media industry. Accordingly this information has been disclosed herein to permit a more complete comparative analysis of the Company's operating performance relative to other companies in the media industry.

 (4) "Operating Cash Flow Margin" is Operating Cash Flow stated as a percentage of net revenues.

 (5) Amounts represent the ratio of (i) the sum of income before income taxes and minority interest plus interest expense less minority interest to (ii) interest expense.

 (6) Amounts represent (i) total long-term debt divided by (ii) total long-term debt plus common stockholders' equity (deficit).

 (7) Amounts represent (i) total long-term debt divided by (ii) Operating Cash Flow.

 (8) Ratio of total indebtedness to Operating Cash Flow for the year ended December 31, 1996 is not meaningful as a result of significant acquisitions during 1996.

 (9) Amounts represent the ratio of (i) Operating Cash Flow (ii) interest expense on funded debt.

(10) Working capital is current assets less current liabilities (excluding current maturities of long-term debt and other obligations). Other obligations totaled $2,850 at December 31, 1992.

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion of the consolidated results of operations of the Company for the three years ended December 31, 1996 and financial condition at December 31, 1996 should be read in conjunction with the Consolidated Financial Statements of the Company and the related notes included elsewhere in this Report.

    This Item 7 contains forward-looking statements that involve risks and uncertainties. When used in this Item 7, the words "anticipate", "believe", "estimate", and "expect" and similar expressions as they relate to the Company and its management are intended to identify such forward-looking statements. The Company's actual results, performance, or achievements could differ materially from the results expressed in, or implied by, such forward-looking statements. Factors that could affect such results, performance, or achievements are set forth in "Risk Factors" in the Final Prospectus dated March 21, 1997 filed in connection with Amendment No. 2 to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission (File No. 333-21717).

GENERAL

    The Company has grown significantly since 1989 through the acquisition of outdoor advertising businesses and individual display faces in specific markets, improvements in occupancy and advertising rates, and the development of new display faces in existing markets. Between January 1, 1989 and December 31, 1996, the Company spent in excess of $450 million to acquire additional display faces, increasing the number of its display faces from approximately 600 in 1989 to approximately 31,049 at December 31, 1996. During this period, the Company's net revenues increased from $10.3 million in 1989 to $76.1 million in 1996. The following table lists the Company's acquisitions between January 1, 1989 and December 31, 1996:

                                                                        APPROXIMATE NUMBER AND TYPE
                                                                         OF DISPLAY FACES ACQUIRED
                                                              ------------------------------------------------
YEAR OF                                                                     30-SHEET      8-SHEET
ACQUISITION                       MARKETS                      BULLETINS     POSTERS      POSTERS      TOTAL
--------------  --------------------------------------------  -----------  -----------  -----------  ---------
1989..........  Milwaukee, Chicago                                   270       --           --             270
1990..........  Chicago                                               12       --           --              12
1991..........  Indianapolis, Des Moines, Evansville,                421        2,480          140       3,041
                Chicago
1994..........  Chicago, Milwaukee                                    20       --            4,151       4,171
1995..........  Chicago, Dallas                                        9       --            1,127       1,136
1996..........  Chicago, Minneapolis/St. Paul, Jacksonville,       6,195        9,181           43      15,419
                Dallas, Iowa, Southeast United States,
                Atlantic coast of Florida, Gulf coast of
                Florida,
                Northeast United States
                                                                   -----   -----------       -----   ---------
    Total...................................................       6,927       11,661        5,461      24,049
                                                                   -----   -----------       -----   ---------
                                                                   -----   -----------       -----   ---------

    In addition, in 1996 the Company acquired 437 transit display faces in Indianapolis, 1,539 kiosk displays in malls throughout the United States, 1,917 transit display faces in Baltimore and 146 bus shelters in Philadelphia.

    The Company's acquisitions have been financed through bank borrowings and the issuance of long-term debt, as well as with internally-generated funds. The Acquisitions were financed, in part, from the proceeds of the IPO, the October Offerings, the December Offering and the New Credit Facility (each defined herein). All acquisitions (including the Acquisitions) have been accounted for using the purchase method of accounting, and consequently, operating results from acquired operations are included from the respective dates of those acquisitions. As a result of these acquisitions and the effects of consolidation of operations following each acquisition, the operating performance of certain markets and of the Company as a whole reflected in the Company's Consolidated Financial Statements and other financial and operating data included herein are not necessarily comparable on a year-to-year basis.

HISTORICAL RESULTS OF OPERATIONS

    The following table presents certain operating statement items in the Consolidated Statements of Operations as a percentage of net revenues:

                                                                                         YEAR ENDED DECEMBER 31,
                                                                                ------------------------------------------
                                                                                  1993       1994       1995       1996
                                                                                ---------  ---------  ---------  ---------
Net revenues..................................................................      100.0%     100.0%     100.0%     100.0%
Direct advertising expenses...................................................       42.2       39.7       37.7       34.8
General and administrative expenses...........................................       13.0       13.0       12.4       13.9
                                                                                ---------  ---------  ---------  ---------
Operating Cash Flow(1)........................................................       44.8       47.3       49.9       51.3
Depreciation and amortization.................................................       30.9       24.5       21.7       24.0
                                                                                ---------  ---------  ---------  ---------
Operating income..............................................................       13.9       22.8       28.2       27.3
Other expense, primarily interest.............................................       36.1       28.4       25.4       22.5
                                                                                ---------  ---------  ---------  ---------
Net (loss) income before extraordinary item...................................      (22.2)      (5.6)       2.8        4.8
                                                                                ---------  ---------  ---------  ---------

------------------------

(1) "Operating Cash Flow" is operating income before depreciation and amortization and other non-cash charges. Operating Cash Flow is not intended to represent net cash flow provided by operating activities as defined by generally accepted accounting principles and should not be considered as an alternative to net income (loss) as an indicator of the Company's operating performance or to net cash provided by operating activities as a measure of liquidity. The Company believes Operating Cash Flow is a measure commonly reported and widely used by analysts, investors and other interested parties in the media industry. Accordingly this information has been disclosed herein to permit a more complete comparative analysis of the Company's operating performance relative to other companies in the media industry.

    Revenues are a function of both the occupancy of the Company's display faces and the rates that the Company charges for their use. The Company focuses its sales effort on maximizing occupancy levels while maintaining rate integrity in its markets. Additionally, the Company believes it is important to the overall sales effort to continually attempt to develop new inventory in growth areas of its existing markets in order to enhance overall revenues.

    Net revenues represent gross revenues less commissions paid to advertising agencies that contract for the use of advertising displays on behalf of advertisers. Approximately 76% of the Company's gross revenues are contracted for directly from local advertisers. Agency commissions on those revenues which are contracted through agencies are typically 15% of gross revenues on local sales and 16 2/3% of gross revenues on national sales. The Company considers agency commissions as a reduction in gross revenues, and measures its operating performance based upon percentages of net revenues rather than gross revenues.

    Direct advertising expenses consist of the following five categories: lease, production, sales, maintenance and illumination. The lease expense consists mainly of rental payments to owners of the land underlying the signs. The production category consists of all of the costs to produce advertising copy and install it on the display faces. Sales expense consists mainly of the cost of staffing a sales force to sell within a specific market. The maintenance category includes minor repair and miscellaneous maintenance of the sign structures and the illumination category consists mainly of electricity costs to light the display faces. The majority of these direct expenses are variable costs (other than lease costs) that will fluctuate with the overall level of revenues. In 1996, these expenses amounted to the following approximate percentages of net revenues: lease 15.6%, production 10.5%, sales 4.9%, maintenance 1.9% and illumination 1.9%.

    General and administrative expenses occur at both the market and corporate levels. At the market level these expenses contain various items of office overhead pertaining to both the personnel and the facility required to administer a given market. The corporate general and administrative costs represent staff and facility expenses for the executive offices and the centralized accounting function. Both types of general and administrative expenses are primarily fixed expenses in the operation of the business.

    The Company is included in the consolidated federal income tax return of Parent and participates in a tax sharing agreement which provides the basis for allocating taxable income and loss within the consolidated group. At December 31, 1996, the Company had net operating loss and credit carryforwards for federal income tax purposes of approximately $65 million. Included in total net operating loss and credit carryforwards is approximately $45 million of net operating loss and credit carryforwards generated by certain acquired companies prior to their acquisition by the Company. The Company experienced an "ownership change" within the meaning of Section 382 of the Internal Revenue Code. The Company's acquisition of OAH and Revere also resulted in an "ownership change" and a limitation is imposed on the acquired net operating loss carryforwards. Total carryforwards expire between 2005 and 2011. During the current fiscal year, the Company did not utilize any net operating loss and credit carryforwards.

COMPARISON OF YEARS ENDED DECEMBER 31, 1996 AND DECEMBER 31, 1995

    Net revenues increased 123.2% to $76.1 million during 1996 compared to $34.1 million in the corresponding 1995 period. This increase was a result of inclusion of approximately $20.2 million of revenues from the Minneapolis and Jacksonville markets (the "Naegele Markets") which were acquired in the Naegele Acquisition and approximately $13.0 million of revenues from the markets acquired in the POA Acquisition. The remaining $8.8 million or 25.8% increase in net revenues was a result of higher advertising rates and occupancy levels on the Company's signboards and inclusion for the three quarters of signboard revenues from the acquisitions of Image Media, Inc. and AdSign, Inc. and a full quarter of signboard revenues from the Additional Acquisitions. Overall net revenues from tobacco advertising increased to $10.0 million in 1996 compared to $4.5 million in the 1995 period. This increase was due mainly to the inclusion of tobacco revenues from the Acquisitions. However, as a percentage of net revenues, tobacco advertising sales remained constant at 13.2% in 1996 and 1995.

    Direct cost of revenues increased to $26.5 million in 1996 compared to $12.9 million in the 1995 period. The Naegele Markets and the POA Acquisition accounted for $7.3 million and $3.0 million, respectively, of the increase. As a percentage of net revenues, however, direct cost of revenues decreased to 34.8% in 1996 compared to 37.8% in the 1995 period as a result of economies of scale associated with the increased revenues.

    General and administrative expenses increased to $10.6 million in 1996 from $4.2 million in the 1995 period. As a percentage of net revenues, general and administrative expenses increased to 13.9% in 1996 compared to 12.3% in the 1995 period. This percentage increase was due to an increase in staffing required in conjunction with the significant increase in the size of the Company's operations.

    Depreciation and amortization expense increased to $18.3 million in 1996 compared to $7.4 million in the 1995 period. This increase was due to significant increases in the fixed assets as a result of the acquisitions consummated in such period.

    Total interest expense increased to $15.7 million in 1996 compared to $8.6 million in the 1995 period. The increase resulted from increased debt outstanding under the credit facility which was incurred to finance the Naegele Acquisition and from the issuance of the Notes (as defined herein).

    Other expenses increased to $1.4 million in 1996, consisting of a $1.7 million one-time charge for expenses arising out of the Naegele Acquisition.

    An extraordinary charge of $14.4 million arose out of the early retirement of the Existing Company Notes (as defined herein).

    The foregoing factors contributed to the Company's $10.8 million net income in 1996 compared to $969,000 net income in the 1995 period.

COMPARISON OF YEARS ENDED DECEMBER 31, 1995 AND DECEMBER 31, 1994

    Net revenues increased 14.7% to $34.1 million during 1995 from $29.8 million in 1994, reflecting higher advertising rates and occupancy levels particularly in the Chicago and Indianapolis markets.

    Direct advertising expenses increased to $12.9 million in 1995 from $11.8 million in 1994 as a result of higher sales during the 1995 period. As a percentage of net revenues, however, direct advertising expenses decreased to 37.7% in 1995 as a result of economies of scale associated with increased revenues.

    General and administrative expenses in 1995 increased to $4.2 million from $3.9 million in 1994 due to the incremental payroll costs associated with additional employees. As a percentage of net revenues, however, general and administrative expenses decreased to 12.4%.

    As a result of the above factors, Operating Cash Flows increased by 20.6% to $17.0 million in 1995 from $14.1 million in 1994.

    Depreciation and amortization expenses increased slightly to $7.4 million in 1995 from $7.3 million in 1994 due to large increases in the fixed assets offset by scheduled depreciation of the older fixed assets.

    Total interest expense increased to $8.6 million in 1995 from $8.3 million in 1994 due to a slightly greater interest expense associated with additional borrowings.

    The foregoing factors contributed to the Company's $969,000 net income in 1995 compared to a net loss of $1.7 million in 1994. Because the Company incurred net losses in 1994 and 1993, it had no provision for income taxes in those years. Although the Company recognized net income in 1995, it had no provision for income taxes due to the prior year's net operating loss carryforwards.

COMPARISON OF YEARS ENDED DECEMBER 31, 1994 AND DECEMBER 31, 1993

    Net revenues increased 15.2% to $29.8 million during 1994 from $25.8 million in 1993, reflecting higher advertising rates and occupancy levels and increased sales to local and regional advertisers. Increases in revenue from the advertising structures acquired in certain acquisitions, offset by declines in revenues from the January 1994 sale of the Company's 97 bulletin display faces in Jacksonville, accounted for approximately $700,000 of the increased revenues in 1994. Net revenues from tobacco advertising remained constant between 1994 and 1993 at approximately $3.8 million. However, as a percentage of net revenues, tobacco advertising sales decreased to 13.1% in 1994 and 14.8% in the prior year. The Company offset the decline in tobacco revenues with increased sales to local advertisers, particularly gaming companies, and to regional and other national advertisers. There can be no assurance that the Company will be able to replace tobacco revenues in the future.

    Direct advertising expenses increased to $11.8 million in 1994 from $10.9 million in 1993 as a result of higher sales during the 1994 period. As a percentage of net revenues, however, direct advertising expenses decreased to 39.7% in 1994 as a result of economies of scale associated with increased revenues.

    General and administrative expenses in 1994 increased to $3.9 million from $3.4 million in 1993 due to the incremental payroll costs associated with additional employees. As a percentage of net revenues, however, general and administrative expenses remained flat at 13.0%.

    As a result of the above factors, Operating Cash Flow increased by 21.6% to $14.1 million in 1994 from $11.6 million in 1993.

    Depreciation and amortization expenses decreased to $7.3 million (24.5% of net revenues) in 1994 from $8.0 million (31.0% of the net revenues) in 1993 due to scheduled depreciation of the fixed assets.

    Total interest expense decreased to $8.3 million in 1994 from $9.0 million in 1993 due to the elimination of the accretion of dividends on redeemable preferred stock (such stock was redeemed in June 1994), which was partially offset by interest associated with additional borrowings.

    The foregoing factors contributed to the Company's $1.7 million net loss in 1994 compared to a net loss of $9.0 million in 1993 (which included a $3.3 million extraordinary charge recorded in the fourth quarter of 1993). Because the Company incurred net losses in 1994 and 1993, it had no provision for income taxes in those years.

QUARTERLY COMPARISONS

    The following table sets forth certain quarterly financial information of the Company for each quarter of 1994, 1995 and 1996. The information has been derived from the quarterly financial statements of the Company which are unaudited but which, in the opinion of management, have been prepared on the same basis as the financial statements included herein and include all adjustments (consisting only of normal recurring items) necessary for a fair presentation of the financial result for such periods. This information should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and the other financial information appearing elsewhere in this Prospectus. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                               THREE MONTHS ENDED
                      -----------------------------------------------------------------------------------------------------
                      MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MARCH 31,
                        1994        1994       1994        1994       1995        1995       1995        1995       1996
                      ---------   --------   ---------   --------   ---------   --------   ---------   --------   ---------
                                                             (DOLLARS IN THOUSANDS)
STATEMENT OF
  OPERATIONS DATA:
Net revenues........  $ 6,102     $7,803     $ 7,973     $7,888     $7,236      $9,175     $8,940      $8,797     $8,427
Operating income....      924      2,333       2,002      1,518      1,348       3,109      2,674       2,507      1,670
Net income (loss)...   (1,276)       294        (141)      (548)      (747)        903        509         304       (757)
PERCENTAGE OF NET
  REVENUES:
Operating income....     15.1%      29.9%       25.1%      19.2%      18.6%       33.9%      29.9%       28.5%      19.8%
Net income (loss)...    (20.9)%      3.8%       (1.8)%     (6.9)%    (10.3)%       9.8%       5.7%        3.5%      (9.0)%
OTHER DATA:
Operating Cash
  Flow(1)...........  $ 2,709     $3,998     $ 3,885     $3,495     $3,085      $4,910     $4,524      $4,521     $3,702
Operating Cash Flow
  Margin(2).........     44.4%      51.2%       48.7%      44.3%      42.6%       53.5%      50.6%       51.4%      43.9%


                      JUNE 30,    SEPT. 30,   DEC. 31,
                        1996        1996        1996
                      ---------   ---------   ---------

STATEMENT OF
  OPERATIONS DATA:
Net revenues........  $17,812     $18,643     $31,256
Operating income....    7,299       5,890       5,929
Net income (loss)...    1,966       3,077     (15,074)
PERCENTAGE OF NET
  REVENUES:
Operating income....     41.0%       31.6%       19.0%
Net income (loss)...     11.0%       16.5%      (48.2)%
OTHER DATA:
Operating Cash
  Flow(1)...........  $ 9,941     $10,422     $15,009
Operating Cash Flow
  Margin(2).........     55.8%       55.9%       48.0%

------------------------------

(1) Operating Cash Flow is operating income before depreciation and amortization. Operating Cash Flow is not intended to represent net cash provided by operating activities as defined by generally accepted accounting principles and should not be considered as an alternative to net income
    (loss) as an indicator of the Company's operating performance or to net cash provided by operating activities as a measure of liquidity. The Company believes Operating Cash Flow is a measure commonly reported and widely used by analysts, investors and other interested parties in the media industry. Accordingly, this information has been disclosed herein to permit a more complete comparative analysis of the Company's operating performance relative to other companies in the media industry.

(2) Operating Cash Flow Margin is Operating Cash Flow stated as a percentage of net revenues.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has historically satisfied its working capital requirements with cash from operations and revolving credit borrowings. Its acquisitions have been financed primarily with borrowed funds and, to a lesser extent, with stock.

    In April 1996, the Company, LaSalle National Bank ("LaSalle"), and Bankers Trust Company ("Bankers Trust"; together with LaSalle, the "Lenders"), agreed to
(i) refinance the Company's existing credit facility with a revolving credit facility (the "Existing Revolving Credit Facility") and (ii) provide an additional extension of credit for purposes of acquisition financing (the "Existing Acquisition Credit Facility", and together with the Existing Revolving Credit Facility, the "Existing Credit Facilities") and, specifically, the financing, in part, of the Naegele Acquisition. The Lenders extended an acquisition term loan in the amount of $75 million and an acquisition revolving credit line in the amount of $12.5 million for a total commitment of $87.5 million, of which $84.5 million was drawn at the closing of the Naegele Acquisition. In addition, the Lenders extended a working capital revolving credit line in the amount of $12.5 million, of which no amount has been drawn. In addition to the amounts drawn under the Existing Acquisition Credit Facility, Parent sold a minority portion of its capital stock for $30 million in cash proceeds which was used to finance the remaining amount of the Naegele Acquisition and to refinance existing indebtedness. In October 1996, the Company and the Lenders amended and restated the Existing Credit Facilities which then became the "New Credit Facility." The New Credit Facility provided for a total loan commitment of $300 million. Such commitment was subsequently reduced to $225 million.

    Parent completed its initial public offering ("IPO") of 4,630,000 shares of its Common Stock (including 930,000 shares sold pursuant to exercise of the Underwriters' over-allotment option) on July 26, 1996 (the "IPO"), resulting in proceeds to Parent of $60.4 million. Parent used a portion of the net proceeds to redeem approximately $9.5 million of Parent's outstanding $50 million 14% Series A Senior Secured Discount Notes due 2004 (the "Existing Parent Notes") and repaid a portion of the amounts outstanding under the Existing Acquisition Credit Facility.

    In October 1996, the Company and Parent completed the October Offerings with net proceeds of $425.7 million. The term "October Offerings" refers to the offering by the Company of $225 million of its 9 3/4% Senior Subordinated Notes due 2006 (the "October Notes") and the offering by Parent of 6,500,000 shares of its common stock. Additionally, in October 1996, Parent completed a tender offer for 100% of the outstanding Existing Parent Notes and the Company completed a tender offer for 100% of its outstanding $65 million 11% Series A Senior Notes due 2003 (the "Existing Company Notes").

    In December 1996, the Company completed an offering (the "December Offering") of $100 million of its 9 3/4% Series B Senior Subordinated Notes due 2006 (the "December Notes", and together with the October Notes, the "Notes").

    Net cash provided by operating activities increased to $15.1 million in 1996 from $7.0 million in 1995 period. Net cash provided by operating activities increased to $7.0 million in 1995 from $5.8 million in 1994. Net cash provided by operating activities reflects the Company's net loss adjusted for non-cash items and the use or source of cash for the net change in working capital.

    The Company's net cash used in investing activities of $498.0 million in 1996 includes cash used for acquisitions of $490.8 million and other capital expenditures of $7.2 million. The Company's net cash used in investing activities of $9.1 million for the year ended December 31, 1995 includes cash used for acquisitions of $1.9 million and other capital expenditures of $5.6 million. Capital expenditures have been made primarily to develop new structures in each of its markets. The Company intends to continue to develop new structures in its markets and to consider other potential acquisitions. Management established the New Credit Facility for the purpose of financing acquisitions and capital expenditures relating to the development and improvement of advertising structures. The Company believes that its cash from operations, together with available borrowings under the New Credit Facility, will be sufficient to satisfy its cash requirements, including anticipated capital expenditures, for the foreseeable future. However, in the event cash from operations, together with available funds under the New Credit Facility are insufficient to satisfy its cash requirements, the Company may incur additional indebtedness to finance its operations including, without limitation, additional acquisitions.

    For the year ended December 31, 1996, $494.5 million was provided by financing activities primarily due to the issuance of senior subordinated debt, increased borrowings under the Existing Credit Facilities and the sale of capital stock. In 1995, net cash of $2.0 million was provided by financing activities, primarily due to borrowings under the prior credit facility. For the years ended December 31, 1995 and 1994, $2.0 million and $2.4 million, respectively, was provided by financing activities, primarily as a result of additional borrowings under the prior credit facility.

    The Company expects to fund its capital expenditures primarily with cash from operations and expects its capital expenditures to be primarily for development of additional structures. The Company intends to utilize its cash from operations to continue to develop new advertising structures in each of its markets, and, as appropriate opportunities arise, to acquire additional outdoor advertising operations in its existing markets, in geographically proximate markets and in contiguous markets. The Company is also exploring the development of other forms of out-of-home media, such as bus shelter advertising and transit advertising that management believes would complement the Company's existing outdoor operations. The restrictions imposed by the New Credit Facility and the indentures governing the Notes may limit the Company's use of cash from operations for these purposes.

    The Company's ability to make scheduled payments of principal of, or to pay interest on, or to refinance its indebtedness (including the Notes) depends on its future performance and financial results, which to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond its control. Based upon the current level of operations and anticipated growth, management of the Company believes that available cash flow, together with available borrowings under the New Credit Facility and other sources of liquidity, will be adequate to meet the Company's anticipated future requirements for working capital, capital expenditures and scheduled payments of principal of, and interest on the Notes. However, there can be no assurance that the Company's business will generate sufficient cash flow from operations or that future borrowings will be available in an amount sufficient to enable the Company to service its indebtedness, including the Notes, or to make necessary capital expenditures, or that any refinancing would be available on commercially reasonable terms or at all.

INFLATION

    Inflation has not had a significant impact on the Company over the past three years. The floating rate on the New Credit Facility could increase in an inflationary environment, but management believes that because a significant portion of the Company's costs are fixed, inflation will not have a material adverse effect on its operations. However, there can be no assurance that a high rate of inflation in the future will not have an adverse effect on the Company's operations.

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholder of Universal Outdoor, Inc.

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholder's equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Universal Outdoor, Inc. and its subsidiaries ("the Company") at December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Chicago, Illinois

February 28, 1997

                            UNIVERSAL OUTDOOR, INC.
        (A WHOLLY OWNED SUBSIDIARY OF UNIVERSAL OUTDOOR HOLDINGS, INC.)

                          CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                                       DECEMBER 31,  DECEMBER 31,
                                                                                           1995          1996
                                                                                       ------------  ------------
Current assets:
  Cash and equivalents...............................................................   $       19    $   11,631
  Cash held in escrow................................................................       --             9,455
  Accounts receivable, less allowance for doubtful accounts of $106 and $2,849.......        5,059        20,927
  Accounts receivable -- Parent......................................................       --             2,708
  Other receivables..................................................................          201         1,445
  Prepaid land leases................................................................        1,043         4,010
  Prepaid insurance and other........................................................        1,029         4,173
                                                                                       ------------  ------------
    Total current assets.............................................................        7,351        54,349
                                                                                       ------------  ------------
Property and equipment, net (Note 5).................................................       55,346       382,555
Goodwill and intangible assets, net (Note 6).........................................        2,695       219,009
Other assets, net (Note 7)...........................................................        3,741        25,114
                                                                                       ------------  ------------
Total assets.........................................................................   $   69,133    $  681,027
                                                                                       ------------  ------------
                                                                                       ------------  ------------

                                 LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
  Current liabilities:
  Current maturities of long-term debt...............................................   $       58    $   --
  Accounts payable...................................................................        1,225         3,373
  Accounts payable -- Parent.........................................................          234        --
  Accrued expenses (Note 8)..........................................................        1,931        26,544
                                                                                       ------------  ------------
    Total current liabilities........................................................        3,448        29,917
                                                                                       ------------  ------------
Long-term debt and other-obligations (Note 9)........................................       76,079       347,941
Other long-term liabilities..........................................................       --               485
Long-term deferred income tax liabilities (Note 11)..................................       --            71,700
Commitments and contingencies (Notes 10 and 12)......................................       --            --
Stockholder's equity (deficit):
  Common stock, $.01 par value, 1,000,000 shares authorized; 10,000 shares issued and
    outstanding......................................................................       --            --
  Additional paid in capital.........................................................       22,535       274,821
  Accumulated deficit................................................................      (32,929)      (43,837)
                                                                                       ------------  ------------
    Total stockholder's equity (deficit).............................................      (10,394)      230,984
                                                                                       ------------  ------------
    Total liabilities and stockholder's equity (deficit).............................   $   69,133    $  681,027
                                                                                       ------------  ------------
                                                                                       ------------  ------------

          See accompanying notes to consolidated financial statements

                            UNIVERSAL OUTDOOR, INC.
        (A WHOLLY OWNED SUBSIDIARY OF UNIVERSAL OUTDOOR HOLDINGS, INC.)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                             (DOLLARS IN THOUSANDS)

                                                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                                                  --------------------------------
                                                                                    1994       1995        1996
                                                                                  ---------  ---------  ----------
Revenues........................................................................  $  33,180  $  38,101  $   84,939
Less agency commissions.........................................................      3,414      3,953       8,801
                                                                                  ---------  ---------  ----------
  Net revenues..................................................................     29,766     34,148      76,138
                                                                                  ---------  ---------  ----------
Operating expenses:
  Direct advertising expenses...................................................     11,806     12,864      26,468
  General and administrative expenses...........................................      3,873      4,244      10,596
  Depreciation and amortization.................................................      7,310      7,402      18,286
                                                                                  ---------  ---------  ----------
                                                                                     22,989     24,510      55,350
                                                                                  ---------  ---------  ----------
Operating income................................................................      6,777      9,638      20,788
                                                                                  ---------  ---------  ----------
Other expense:
  Interest expense, including amortization of bond discount of $61, $63 and
    $731........................................................................      8,314      8,627      15,730
  Other expenses................................................................        134         42       1,398
                                                                                  ---------  ---------  ----------
    Total other expense.........................................................      8,448      8,669      17,128
                                                                                  ---------  ---------  ----------
Income (loss) before extraordinary item.........................................     (1,671)       969       3,660
Extraordinary loss on early extinguishment of debt..............................     --         --         (14,448)
                                                                                  ---------  ---------  ----------
Net income (loss)...............................................................  $  (1,671) $     969  $  (10,788)
                                                                                  ---------  ---------  ----------
                                                                                  ---------  ---------  ----------

          See accompanying notes to consolidated financial statements.

                            UNIVERSAL OUTDOOR, INC.
        (A WHOLLY OWNED SUBSIDIARY OF UNIVERSAL OUTDOOR HOLDINGS, INC.)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                                                  ---------------------------------
                                                                                    1994       1995        1996
                                                                                  ---------  ---------  -----------
Cash flows from operating activities:
  Net income (loss).............................................................  $  (1,671) $     969  $   (10,788)
  Depreciation..................................................................      5,600      6,207       13,309
  Amortization..................................................................      2,126      1,690        4,977
  Extraordinary loss............................................................     --         --           14,448
  Loss on sale of property and equipment........................................         90     --          --
  Changes in assets and liabilities, net of effects from acquisitions:
    Accounts receivable and other receivables...................................     (1,278)      (762)      (1,200)
    Accounts receivable -- Parent...............................................     --         --           (2,708)
    Prepaid land leases, insurance and other....................................       (223)      (391)         435
    Accounts payable and accrued expenses.......................................        384       (187)      (3,124)
    Accounts payable -- Parent..................................................        722       (488)        (234)
                                                                                  ---------  ---------  -----------
      Net cash from operating activities........................................      5,750      7,038       15,115
                                                                                  ---------  ---------  -----------
Cash flows used in investing activities:
  Capital expenditures..........................................................     (5,671)    (5,620)      (7,178)
  Payments for acquisitions, net of cash acquired...............................     (3,355)    (1,925)    (490,813)
  Proceeds from sale of property and equipment..................................      1,003     --          --
  Payment for consulting agreement..............................................     --         (1,400)     --
  Other payments................................................................       (160)      (124)          13
                                                                                  ---------  ---------  -----------
      Net cash used in investing activities.....................................     (8,183)    (9,069)    (497,978)
                                                                                  ---------  ---------  -----------
Cash flows from (used in) financing activities:
  Proceeds from long-term debt offerings........................................     --         --          325,255
  Long-term debt repayments.....................................................       (272)      (262)     (74,987)
  Deferred financing costs......................................................       (221)      (250)     (18,298)
  Net borrowings under credit agreements........................................      3,040      2,671      486,052
  Repayment of credit facilities................................................     --         --         (475,713)
  Capital contributions from Parent.............................................     --         --          252,286
  Dividends paid to Parent......................................................       (120)      (120)        (120)
                                                                                  ---------  ---------  -----------
      Net cash from financing activities........................................      2,427      2,039      494,475
                                                                                  ---------  ---------  -----------
Net increase (decrease) in cash and equivalents.................................         (6)         8       11,612
Cash and equivalents, at beginning of period....................................         17         11           19
                                                                                  ---------  ---------  -----------
Cash and equivalents, at end of period..........................................  $      11  $      19  $    11,631
                                                                                  ---------  ---------  -----------
                                                                                  ---------  ---------  -----------
Supplemental cash flow information:
    Interest paid during the period.............................................  $   7,765  $   8,076  $    10,910
                                                                                  ---------  ---------  -----------
                                                                                  ---------  ---------  -----------

          See accompanying notes to consolidated financial statements.

                            UNIVERSAL OUTDOOR, INC.
        (A WHOLLY OWNED SUBSIDIARY OF UNIVERSAL OUTDOOR HOLDINGS, INC.)

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                             UNIVERSAL
                                                           OUTDOOR, INC.   ADDITIONAL                STOCKHOLDER'S
                                                            COMMON STOCK    PAID IN    ACCUMULATED      EQUITY
                                                               SHARES       CAPITAL      DEFICIT      (DEFICIT)
                                                           --------------  ----------  ------------  ------------
Balance at December 31, 1993.............................        10,000    $   22,135   $  (31,987)   $   (9,852)
Reclassification of redeemable common stock..............                         400                        400
Dividends declared and paid to Parent....................                                     (120)         (120)
Net loss.................................................                                   (1,671)       (1,671)
                                                                -------    ----------  ------------  ------------
Balance at December 31, 1994.............................        10,000        20,535      (33,778)      (11,243)
Dividends declared and paid to Parent....................                                     (120)         (120)
Net income...............................................                                      969           969
                                                                -------    ----------  ------------  ------------
Balance at December 31, 1995.............................        10,000        22,535      (32,929)      (10,394)
Capital contributions from Parent........................                     252,286                    252,286
Dividends declared and paid to Parent....................                                     (120)         (120)
Net loss.................................................                                  (10,788)      (10,788)
                                                                -------    ----------  ------------  ------------
Balance at December 31, 1996.............................        10,000    $  274,821   $  (43,837)   $  230,984
                                                                -------    ----------  ------------  ------------
                                                                -------    ----------  ------------  ------------

          See accompanying notes to consolidated financial statements.

                            UNIVERSAL OUTDOOR, INC.
        (A WHOLLY OWNED SUBSIDIARY OF UNIVERSAL OUTDOOR HOLDINGS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)

NOTE 1 -- BASIS OF PRESENTATION AND DESCRIPTION OF THE BUSINESS:

    Universal Outdoor, Inc. ("Universal"), a wholly-owned subsidiary of Universal Outdoor Holdings, Inc. (the "Parent Company"), was incorporated on June 12, 1975, and is engaged principally in the rental of advertising space on outdoor advertising structures. Universal operates in three distinct regions: the Midwest (Chicago, Minneapolis/St. Paul), Indianapolis, Milwaukee, Des Moines, Evansville, IN and Dallas, the Southeast (Orlando, Jacksonville, Palm Beach, Ocala and the Atlantic Coast, including Myrtle Beach and the Gulf Coast areas of Florida, Memphis/Tunica and Chattanooga), and the East Coast (New York, Washington D.C., Philadelphia, Northern New Jersey, Wilmington, Salisbury and Hudson Valley, NY).

    Universal sells outdoor advertising space to national, regional and local advertisers. Historically, manufacturers of tobacco products, principally cigarettes, have been major users of outdoor advertising displays, including displays operated by Universal. The following industries generated significant revenues as a percentage of Universal's net revenues in 1996: tobacco (13.2%); automotive (10.9%); retail (14.6%); and entertainment (11.2%).

NOTE 2 -- SIGNIFICANT ACCOUNTING POLICIES:

    The summary of significant accounting policies is presented to assist the reader in understanding and evaluating Universal's consolidated financial statements. These policies are in conformity with generally accepted accounting principles consistently applied in all material respects.

    BASIS OF CONSOLIDATION

    The consolidated financial statements include the accounts of Universal and its subsidiaries. All material intercompany balances, transactions and profits have been eliminated.

    REVENUE RECOGNITION

    Universal's revenues are generated from contracts with advertisers generally covering periods of one to twelve months. Universal recognizes revenues monthly over the period in which advertisement displays are posted on the advertising structures. A full month's revenue is recognized in the first month of posting. Costs incurred for the production of outdoor advertising displays are recognized in the initial month of the contract or as incurred during the contract period. Payments received in advance of billings are recorded as deferred revenues.

    CASH AND EQUIVALENTS

    Universal considers all highly-liquid investments with original maturities of three months or less to be cash equivalents.

    Cash held in escrow represents a deposit made by Revere Holding Corp. under an agreement relating to a contemplated acquisition of property. The property was subsequently not acquired and therefore the funds were returned to cash and cash equivalents.

    PREPAID LAND LEASES

    Most of Universal's advertising structures are located on leased land. Land rents are typically paid in advance for periods ranging from one to twelve months. Prepaid land leases are expensed ratably over the related rental term.

                            UNIVERSAL OUTDOOR, INC.
        (A WHOLLY OWNED SUBSIDIARY OF UNIVERSAL OUTDOOR HOLDINGS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                             (DOLLARS IN THOUSANDS)

NOTE 2 -- SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
    PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Normal maintenance and repair costs are expensed. Depreciation is computed principally using a straight-line method over the estimated useful lives of the assets:

Buildings.........................................................  39 years
Advertising structures............................................  15 years
Vehicles and equipment............................................  5-7 years

    GOODWILL AND INTANGIBLE ASSETS

    Non-compete agreements, deferred financing and acquisition costs are amortized over their estimated economic lives, ranging from three to ten years. Goodwill is amortized over fifteen years on a straight-line basis. Universal reviews the carrying value of intangibles and other long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. This review is performed by comparing estimated undiscounted future cash flows from the use of the asset to the recorded value of the asset.

    OTHER ASSETS

    Loan costs incurred in connection with obtaining financing have been deferred and are being amortized on a straight-line basis over the life of the loans. Acquisition costs are amortized over their estimated economic life, principally five years.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The fair values of cash and equivalents, accounts receivable and accounts payable approximate the carrying value of the immediate or short-term maturity of these financial instruments. The fair value of Universal's other financial instruments approximates the carrying value.

    EARNINGS PER SHARE

    An earnings per share calculation has not been presented because Universal is a wholly-owned subsidiary of the Parent Company and, accordingly, earnings per share is not required or meaningful.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    RECLASSIFICATIONS

    Certain amounts in the prior years' consolidated financial statements have been reclassified to conform with the current year presentation. These reclassifications had no effect on previously reported net earnings.

                            UNIVERSAL OUTDOOR, INC.
        (A WHOLLY OWNED SUBSIDIARY OF UNIVERSAL OUTDOOR HOLDINGS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                             (DOLLARS IN THOUSANDS)

NOTE 3 -- EQUITY OFFERINGS AND DEBT REFINANCINGS:

Capital contributions from Parent...............................  $ 252,286
Proceeds from long-term debt offerings:
  9 3/4% Senior Subordinated Debt...............................    223,587
  9 3/4% Series B Senior Subordinated Debt......................    101,500
  Paramount note................................................        168
                                                                  ---------
                                                                    325,255
                                                                  ---------
Proceeds from credit facilities.................................    486,052
                                                                  ---------
  Total proceeds from financings................................  1,063,593
                                                                  ---------

Proceeds from financings used for:
  11% Senior Notes repayment....................................     65,000
  Penalty on the early retirement of 11% Senior Notes...........      8,314
  Mortgage and other repayment..................................      1,673
                                                                  ---------
                                                                     74,987
  Credit facility repayment.....................................    475,713
  Dividend to Parent............................................        120
  Financing costs...............................................     18,298
                                                                  ---------
                                                                    569,118
                                                                  ---------
  Net financing proceeds........................................  $ 494,475
                                                                  ---------
                                                                  ---------

    During 1996, the Parent Company contributed capital to Universal in the amount of $252,286. The funds were generated from proceeds from the equity offerings and private investors netted against repayments of the 14% Senior Secured Discount Notes.

    At December 31, 1996 Universal's credit facility provides for a total loan commitment of $230 million with (i) a revolving line of credit facility providing for borrowings of up to $12.5 million, (ii) an acquisition credit line in the amount of $212.5 million which is available under a revolving/term loan facility and (iii) a swing line in the amount of $5 million. In 1996, proceeds from credit facilities totaled $486,052, while repayments totaled $475,713.

    Universal completed a public offering of $225 million 9 3/4% Senior Subordinated Notes due 2006 for net proceeds of $223,587 in October 1996 and a private offering of $100 million 9 3/4% Series B Senior Subordinated Notes due 2006 for net proceeds of $101,500 in December 1996 (collectively, "the Notes Offerings").

    The net proceeds of the capital contributions and Notes Offerings together with the proceeds under the available credit facilities were used to redeem all of the outstanding 11% Senior Notes due 2003 for $65,000, pay the $8,314 related penalty, repay approximately $285 million of the then outstanding credit facility and pay the purchase price of $25 million relating to certain acquisitions which occurred in 1996. The redemptions during the year resulted in an extraordinary loss of $14,448.

                            UNIVERSAL OUTDOOR, INC.
        (A WHOLLY OWNED SUBSIDIARY OF UNIVERSAL OUTDOOR HOLDINGS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                             (DOLLARS IN THOUSANDS)

NOTE 4 -- ACQUISITIONS:

    Universal completed the following significant acquisitions for cash during 1996:

                                                                                                PURCHASE PRICE
                                                                                           ------------------------
                                                                                              STOCK        ASSET
                                                                           ACQUIRED        ACQUISITION  ACQUISITION
                                                                      -------------------  -----------  -----------
Ad-Sign, Inc........................................................        January, 1996                $  12,500
NOA Holding Corp....................................................          April, 1996   $  83,295
Iowa Outdoor Displays...............................................      September, 1996                    1,794
The Chase Company...................................................      September, 1996                    5,800
Outdoor Advertising Holdings, Inc...................................        October, 1996     239,064
Revere Holding Corp.................................................       December, 1996     123,794

    The purchase price for accounting purposes was allocated as follows to the assets purchased and the liabilities assumed based upon the estimated fair values on the dates of acquisition. It is expected that revisions to the assets purchased and liabilities assumed will be made during 1997, however, it is not expected that such revisions will have any material effect.

                                                                                       1996
                                                                                    ----------
Current assets, other than cash...................................................  $   22,567
Property and equipment............................................................     323,624
Goodwill..........................................................................     219,406
Other assets......................................................................       4,847
Current liabilities...............................................................     (32,497)
Deferred income tax liabilities...................................................     (71,700)
                                                                                    ----------
Purchase price, net of cash received..............................................  $  466,247
                                                                                    ----------
                                                                                    ----------

    All acquisitions have been accounted for under the purchase method of accounting and, accordingly, the operating results of the acquired businesses are included in the Company's consolidated financial statements from the respective dates of acquisition. Where required, net deferred taxes were recorded representing the temporary difference between the tax attributes assumed and the recorded fair value as of the date of acquisition. Since it is not deductible for tax purposes, no deferred taxes are required to be recorded for amounts allocated to goodwill.

    In conjunction with the acquisitions, the Company recorded reserves of approximately $5.0 million to cover anticipated costs of combining its existing business with the acquired outdoor advertising businesses. The reserves relate to liabilities incurred for relocation ($1.6 million), severance ($1.4 million), facility charges ($1.3 million) and other related expenditures ($0.7 million). Approximately $1.3 million was charged against this reserve during 1996.

    The following unaudited pro forma financial information combines the results of operations of the 1996 acquisitions as if the transactions had been consummated as of the beginning of the periods presented and included the impact of certain adjustments such as depreciation of advertising structures, amortization

                            UNIVERSAL OUTDOOR, INC.
        (A WHOLLY OWNED SUBSIDIARY OF UNIVERSAL OUTDOOR HOLDINGS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                             (DOLLARS IN THOUSANDS)

NOTE 4 -- ACQUISITIONS: (CONTINUED)
of goodwill and other intangibles, reduction of corporate expenses and interest expense on debt assumed to have been incurred to complete the transactions.

                                                           1995         1996
                                                        -----------  -----------
                                                        (UNAUDITED)  (UNAUDITED)
Net revenues..........................................   $ 162,758    $ 176,611
Depreciation and amortization.........................      50,818       50,818
Operating income......................................      25,237       35,009
Interest..............................................      40,670       44,235
Loss before income taxes and extraordinary loss.......     (15,557)     (11,037)
Loss before income taxes..............................   $ (15,557)   $ (25,485)

    These unaudited pro forma results are not necessarily indicative of what actually would have occurred if the acquisitions had been in effect for the entire periods presented and are not intended to project future results.

NOTE 5 -- PROPERTY AND EQUIPMENT:

    Property and equipment consist of the following at December 31:

                                                                           1995        1996
                                                                         ---------  ----------
Outdoor advertising structures.........................................  $  76,340  $  390,963
Land and capitalized land lease costs..................................      2,232      12,130
Vehicles and equipment.................................................      4,712      12,744
Building and leasehold improvements....................................      3,150      11,087
Display faces under construction.......................................      1,344         748
                                                                         ---------  ----------
                                                                            87,778     427,672
Less accumulated depreciation..........................................     32,432      45,117
                                                                         ---------  ----------
                                                                         $  55,346  $  382,555
                                                                         ---------  ----------
                                                                         ---------  ----------

NOTE 6 -- GOODWILL AND INTANGIBLE ASSETS:

    Goodwill and intangible assets consist of the following at December 31:

                                                                            1995        1996
                                                                          ---------  ----------
Non-compete agreements..................................................  $   6,500  $    6,642
Goodwill................................................................        930     221,909
                                                                          ---------  ----------
                                                                              7,430     228,551
Less accumulated amortization...........................................      4,735       9,542
                                                                          ---------  ----------
                                                                          $   2,695  $  219,009
                                                                          ---------  ----------
                                                                          ---------  ----------

                            UNIVERSAL OUTDOOR, INC.
        (A WHOLLY OWNED SUBSIDIARY OF UNIVERSAL OUTDOOR HOLDINGS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                             (DOLLARS IN THOUSANDS)

NOTE 7 -- OTHER ASSETS:

    Other assets consist of the following at December 31:

                                                                             1995       1996
                                                                           ---------  ---------
Financing costs..........................................................  $   4,031  $  22,727
Deposits.................................................................         20      5,073
Other....................................................................      1,211      4,815
                                                                           ---------  ---------
                                                                               5,262     32,615
Less accumulated amortization............................................      1,521      7,501
                                                                           ---------  ---------
                                                                           $   3,741  $  25,114
                                                                           ---------  ---------
                                                                           ---------  ---------

NOTE 8 -- ACCRUED EXPENSES:

    Accrued expenses consist of the following at December 31:

                                                                             1995       1996
                                                                           ---------  ---------
Interest.................................................................  $   1,054  $   5,667
State and other taxes payable............................................     --          4,070
Employee compensation and related taxes..................................        184      2,479
Deferred revenue.........................................................        468      2,114
Accrued lease............................................................     --          1,599
Severance and relocation.................................................     --          2,121
Professional services....................................................     --          1,935
Lease and maintenance....................................................     --          2,392
Other....................................................................        225      4,167
                                                                           ---------  ---------
                                                                           $   1,931  $  26,544
                                                                           ---------  ---------
                                                                           ---------  ---------

NOTE 9 -- LONG-TERM DEBT AND OTHER OBLIGATIONS:

    Long-term debt and other obligations consist of the following at December
31:

                                                                           1995        1996
                                                                         ---------  ----------
9 3/4% Senior Subordinated Notes due 2006, net of discount of $1,389...  $  --      $  223,611
9 3/4% Series B Senior Subordinated Notes due 2006, net of premium of
  $1,487...............................................................     --         101,487
Revolving Credit Loan..................................................      3,286      --
Acquisition Credit Loan................................................      6,375      --
Acquisition Term Loan..................................................     --          20,000
11% Senior Notes due 2003, net of discount of $839.....................     64,161      --
Other obligations......................................................      2,315       2,843
                                                                         ---------  ----------
                                                                            76,137     347,941
Less current maturities................................................         58      --
                                                                         ---------  ----------
                                                                         $  76,079  $  347,941
                                                                         ---------  ----------
                                                                         ---------  ----------

                            UNIVERSAL OUTDOOR, INC.
        (A WHOLLY OWNED SUBSIDIARY OF UNIVERSAL OUTDOOR HOLDINGS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                             (DOLLARS IN THOUSANDS)

NOTE 9 -- LONG-TERM DEBT AND OTHER OBLIGATIONS: (CONTINUED)
    9 3/4% SENIOR SUBORDINATED NOTES

    The Senior Notes mature on October 15, 2006 and bear interest at 9 3/4% payable semiannually on April 15 and October 15, beginning on April 15, 1997. Universal is required to meet certain financial tests which include those relating to the maintenance of a minimum fixed charge ratio, minimum adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) and a senior leverage ratio.

    The Senior Notes are general unsecured obligations of Universal and are subordinated to all existing and future Senior Debt, including the indebtedness under the credit facilities. The indenture governing the Senior Notes contains certain restrictive covenants including, among others, limitations on additional debt incurrence, restrictions on distributions to shareholders, the creation of liens, the merger or sale of substantially all of the assets and engaging in transactions with affiliates.

    9 3/4% SERIES B SENIOR SUBORDINATED NOTES

    The Series B Senior Notes mature on October 15, 2006 and bear interest at
9 3/4% payable semiannually on April 15 and October 15, beginning on April 15, 1997. Universal is required to meet certain financial tests which include those relating to the maintenance of a minimum fixed charge ratio and minimum adjusted EBITDA.

    The Series B Senior Notes are general unsecured obligations of Universal and are subordinated to all existing and future Senior Debt, including indebtedness under the credit facilities. The indenture governing the Series B Senior Notes contains certain restrictive covenants including, among others, limitations on additional debt incurrence, restrictions on distributions to shareholders, the creation of liens, the merger or sale of substantially all assets and engaging in certain transactions with affiliates.

    CREDIT FACILITIES

    In October 1996, Universal amended and restated its existing credit facilities to provide for a total loan commitment of $230 million with (i) a revolving line of credit facility providing for borrowings of up to $12.5 million, (ii) an acquisition credit line in the amount of $212.5 million which is available under a revolving/term loan facility and (iii) a swing line of credit in the amount of $5 million. Upon the failure of certain events to occur prior to October 1997, a total of $100 million under the $212.5 million revolving/ term loan facility may be converted to a term facility which may not be reborrowed. Approximately $212.5 million of the credit facility matures on September 30, 2003 with the remaining amount maturing on September 30, 2004. As of December 31, 1996, Universal had drawn down $20 million under the acquisition credit facility and had no borrowings under the revolving credit facility or the swing line of credit.

    The loans under the revolving credit facility and acquisition term loan bear interest at the rate per annum equal to the prime rate or the euro dollar rate, plus an additional 0% to 2.75% depending on the leverage ratio of Universal as defined in the credit facility agreement. The interest rate in effect during 1996 ranged from 7.875% to 10%. Interest on the credit facility is payable upon the date of maturity.

    Each of the revolving credit facility and the acquisition credit facility are secured by a first priority lien on the assets of Universal and, upon the existence of certain conditions, a pledge of the common stock of Universal held by certain management shareholders, as well as the pledge of the Parent Company's stock. Borrowings under the new credit facility are subject to certain restrictive covenants including, among

                            UNIVERSAL OUTDOOR, INC.
        (A WHOLLY OWNED SUBSIDIARY OF UNIVERSAL OUTDOOR HOLDINGS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                             (DOLLARS IN THOUSANDS)

NOTE 9 -- LONG-TERM DEBT AND OTHER OBLIGATIONS: (CONTINUED) others, a minimum fixed charge ratio, a minimum adjusted EBITDA and maximum senior leverage ratio. The new credit facility contains certain restrictive covenants including, among others, limitations on additional debt incurrence, restrictions on distributions to shareholders, the creation of liens, the merger or sale of substantially all assets and engaging in certain transactions with affiliates.

    Commitment fees are 1/2 percent on the unused portion of the revolving line of credit and the acquisition credit facility.

    Net debt issuance costs of $14,100 were capitalized in 1996 and are being amortized on a straight-line basis over the term of the debt.

    Future maturities of long-term debt and other obligations as of December 31, 1996 are as follows:

1997..............................................................  $  --
1998..............................................................     20,352
1999..............................................................      1,991
2000..............................................................     --
2001..............................................................        500
2002 and thereafter...............................................    325,098
                                                                    ---------
    Total.........................................................  $ 347,941
                                                                    ---------
                                                                    ---------

NOTE 10 -- LEASE COMMITMENTS:

    Rent expense totaled $4,600, $4,600 and $13,002 in 1994, 1995 and 1996, respectively. Minimum annual rentals under the terms of capital and noncancellable operating leases with terms in excess of one year in effect at December 31, 1996 are payable as follows:

                                                                             CAPITAL     OPERATING
YEAR                                                                         LEASES       LEASES
-------------------------------------------------------------------------  -----------  -----------
1997.....................................................................   $     275    $     448
1998.....................................................................         233          277
1999.....................................................................         117          172
2000.....................................................................          26          126
2001 and after...........................................................      --               18
                                                                                -----   -----------
    Total minimum lease payments.........................................         651    $   1,041
                                                                                        -----------
                                                                                        -----------

Less amount representing interest........................................         (71)
                                                                                -----
Present value of minimum lease payments..................................         580
Less current portion.....................................................         235
                                                                                -----
Long-term capitalized lease obligations..................................   $     345
                                                                                -----
                                                                                -----

                            UNIVERSAL OUTDOOR, INC.
        (A WHOLLY OWNED SUBSIDIARY OF UNIVERSAL OUTDOOR HOLDINGS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                             (DOLLARS IN THOUSANDS)

NOTE 11 -- INCOME TAXES:

    In accordance with a tax sharing agreement between Universal and the Parent Company, for each taxable year for which Universal is included in a consolidated federal income tax return with the Company, Universal will pay to the Parent Company an amount equal to the lesser of (i) the consolidated federal income tax liability of the consolidated group of which the Parent Company is the common parent or (ii) the federal income tax liability of the Parent Company, computed as if Universal had filed a separate federal income tax return. Furthermore, Universal may utilize the losses incurred by the Parent Company prior to the Refinancing Plan. Accordingly, Universal has included the tax benefits of the Company's net operating loss carryforwards generated prior to consummation of the Refinancing Plan in its deferred tax computation. Tax benefits from losses generated by the Parent Company subsequent to June 30, 1994 are not available to Universal however, such benefits may be transferred through either an intercompany transfer or a capital transaction.

    Universal incurred a net operating loss in 1994, 1995 and 1996; therefore, no provision for income taxes was required.

    Deferred tax assets (liabilities) consist of the following at December 31:

                                                                            1995        1996
                                                                          ---------  ----------
Deferred tax liabilities:
Property and equipment..................................................  $  --      $  (99,212)
                                                                          ---------  ----------
    Total deferred tax liabilities......................................     --         (99,212)
                                                                          ---------  ----------
Deferred tax assets:
Bad debts...............................................................         42         897
Non-deductible accrued expenses.........................................         53       2,140
Property and equipment..................................................        523      --
Goodwill and intangibles................................................     --           6,112
Operating loss and credit carryforwards.................................      5,841      26,251
                                                                          ---------  ----------
Total deferred tax assets...............................................      6,459      35,400
                                                                          ---------  ----------
Valuation allowance.....................................................     (6,459)     (7,888)
                                                                          ---------  ----------
Net deferred tax liabilities............................................  $  --      $  (71,700)
                                                                          ---------  ----------
                                                                          ---------  ----------

    Universal has established a valuation allowance against a portion of its deferred tax assets following an assessment of the likelihood of realizing such amounts. In arriving at the determination as to the amount of the valuation allowance required, Universal considered its past operating history as well as significant acquisitions made in 1996, statutory restrictions on the use of operating losses from acquisitions acquired during the year, available tax planning strategies and its expectation of the level of timing of future taxable income.

    At December 31, 1996, Universal had net operating losses and credit carryforwards for federal income tax purposes of approximately $65 million. Included in total net operating loss and credit carryforwards is approximately $45 million of operating loss and credit carryforwards generated by certain acquired companies prior to their acquisition by Universal. Total carryforwards expire between 2005 and 2011. During the current fiscal year, Universal did not utilize any net operating loss and credit carryforwards.

                            UNIVERSAL OUTDOOR, INC.
        (A WHOLLY OWNED SUBSIDIARY OF UNIVERSAL OUTDOOR HOLDINGS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                             (DOLLARS IN THOUSANDS)

NOTE 11 -- INCOME TAXES: (CONTINUED)
    Universal experienced an "ownership change" within the meaning of Section 382 of the Internal Revenue Code. Universal's acquisition of Outdoor Advertising Holdings, Inc. and Revere Holdings Corporation resulted in an "ownership change" and a limitation is imposed on the acquired net operating loss carryforwards.

NOTE 12 -- CONTINGENCIES:

    Universal, as the successor to Outdoor Advertising Holdings, Inc. and POA Acquisition Company ("POA"), is a defendant in a case pending in the United States District Court, Middle District of Florida. The plaintiffs alleged that POA, among others, conspired to restrain trade and to monopolize the market for leases for land on which outdoor advertising structures can be erected. The case was set for trial in January 1997 and has been continued pending court availability. The plaintiffs have alleged that the acts of the defendants resulted in harm to the plaintiffs and damages of $4 to $12 million, which could be trebled under the applicable laws. Universal intends to defend the case vigorously. There can be no assurance as to the ultimate outcome of this litigation although management does not presently believe it will have a material adverse effect on its results of operations or financial condition.

    Universal is subject to various other claims and routine litigation arising in the ordinary course of business. Based on the advice of counsel, management does not believe that the result of such other claims and litigation, individually or in the aggregate, will have a material effect on Universal's business or its results of operations, cash flows or financial position.

NOTE 13 -- QUARTERLY FINANCIAL DATA (UNAUDITED):

    Summarized quarterly financial data for 1996 is as follows:

(IN THOUSANDS, EXCEPT PER SHARE DATA)                 FIRST     SECOND      THIRD      FOURTH
                                                    ---------  ---------  ---------  ----------
1996
Net revenues......................................  $   8,427  $  17,812  $  18,643  $   31,256
Operating income..................................      1,670      7,299      5,890       5,929
Income (loss) before extraordinary item...........       (757)     1,966      3,077        (626)
Net income (loss).................................       (757)     1,966      3,077     (15,074)

    In the fourth quarter of 1996, Universal recorded an extraordinary loss of $14,448 related the early retirement of the 11% Senior Notes.

    Summarized quarterly financial data for 1995 is as follows:

(IN THOUSANDS, EXCEPT PER SHARE DATA)           FIRST     SECOND      THIRD     FOURTH
                                              ---------  ---------  ---------  ---------
1995
Net revenues................................  $   7,236  $   9,175  $   8,940  $   8,797
Operating income............................      1,348      3,109      2,674      2,507
Income (loss) before extraordinary item.....       (747)       903        509        304
Net income (loss)...........................       (747)       903        509        304

                            UNIVERSAL OUTDOOR, INC.
        (A WHOLLY OWNED SUBSIDIARY OF UNIVERSAL OUTDOOR HOLDINGS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                             (DOLLARS IN THOUSANDS)

NOTE 14 -- RELATED-PARTY TRANSACTIONS:

    During 1996 Universal paid management fees of approximately $1,250 to a private investor which has been included in other expense on the Consolidated Statement of Operations.

NOTE 15 -- SUBSEQUENT EVENTS:

    In January 1997, Universal acquired a total of approximately 2,018 advertising display faces located in and around Memphis, Tennessee. The purchase price was approximately $71 million plus 100,000 shares of common stock of the Parent Company.

    In January 1997, Universal acquired a total of approximately 1,035 advertising display faces located in three markets in the east coast of the United States, including Metro New York, Northern New Jersey and Hudson Valley, for approximately $40 million in cash.

    In February 1997, Universal acquired a total of approximately 135 advertising display faces located in and around Evansville, Indiana for approximately $5.5 million in cash. Universal also acquired 12 existing advertising display faces and 35 in process display faces in New Jersey for approximately $5.3 million in cash.

    In February 1997, Universal agreed to acquire approximately 1,450 advertising display faces in the Baltimore metropolitan area for $46.5 million in cash.

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

    Not applicable.

                                    PART III

ITEM 10 -- EXECUTIVE OFFICERS AND DIRECTORS

    The table below sets forth certain information with respect to the directors and executive officers of the Company.

                                                                                                            YEARS WITH THE
NAME                               AGE      POSITION                                                            COMPANY
-----------------------------      ---      -------------------------------------------------------------  -----------------
Daniel L. Simon*.............          45   Chief Executive Officer, President and Director                           23
Brian T. Clingen.............          37   Vice President, Chief Financial Officer and Director                       8
Paul G. Simon*...............          43   Vice President, Secretary and General Counsel                              6
Michael J. Roche.............          45   Director                                                                   2
Michael B. Goldberg..........          49   Director                                                              **
Frank K. Bynum, Jr...........          33   Director                                                              **

------------------------

 * Daniel L. and Paul G. Simon are brothers.

** Became a director in 1996.

    Mr. Daniel Simon, a founder and a principal beneficial stockholder of the Company, has been the President of the Company since 1989 and a director since its formation. Mr. Simon has 23 years of experience in the outdoor advertising industry and serves on the executive and legislative committees of the Outdoor Advertising Association of America. Mr. Simon is a director of Parent.

    Mr. Clingen has served as Vice President and Chief Financial Officer of the Company since December 1987 and as a director since 1990. From 1983 to 1987, Mr. Clingen worked for Elmore Group ("Elmore"), a diversified property and service company, and served as Chief Financial Officer of an Elmore subsidiary. Mr. Clingen is a certified public accountant. Mr. Clingen is a director of Parent.

    Mr. Paul Simon has been Vice President and General Counsel of the Company since 1989 and has served as Secretary of the Company since July 1991. Mr. Simon was in the private practice of law in Illinois from 1978 to 1989, specializing in commercial litigation, general corporate matters, real estate and mergers and acquisitions. Mr. Simon represented the Company as outside counsel from 1981 to 1989.

    Mr. Roche has been National Marketing Manager (Licensed Businesses) for Sears, Roebuck and Co. since 1985. Prior thereto, he was an Assistant Marketing Manager from 1984 to 1985 and a National Sales Promotion Manager from 1980 to 1984 for Sears, Roebuck and Co. Mr. Roche has been a director of the Company since November 1993. Mr. Roche is a director of Parent.

    Mr. Goldberg has been a director of the Company since April 5, 1996. Mr. Goldberg has been a Managing Director of Kelso & Company, L.P. since October 1991. Mr. Goldberg served as a Managing Director and jointly managed the merger and acquisitions department at The First Boston Corporation from 1989 to May 1991. Mr. Goldberg was a partner at the law firm of Skadden, Arps, Slate, Meagher & Flom from 1980 to 1989. Mr. Goldberg is a director of General Medical Corporation, Hosiery Corporation of America, Inc., United Refrigerated Services, Inc. and Parent.

    Mr. Bynum has been a director of the Company since July, 1996. Mr. Bynum has been a Vice President of Kelso & Company, L.P. since July 1991, and was an Associate of Kelso & Company, L.P. from October 1987 to July 1991. He is a director of Hosiery Corporation of America, Inc., IXL Holdings, Inc., United Refrigerated Services, Inc. and Parent.

    Executive officers of the Company are elected by the Board of Directors on an annual basis and serve at the discretion of the Board of Directors. All directors serve terms of one year or until the election of their respective successors.

    On December 23, 1992, Kelso & Companies, Inc., the general partner of Kelso & Company, L.P., and its chief executive officer, without admitting or denying the findings contained therein, consented to an administrative order in respect of an inquiry by the SEC relating to the 1990 acquisition of a portfolio company by an affiliate of Kelso & Companies, Inc. The order found that the tender offer filing by Kelso & Companies, Inc. in connection with the acquisition did not comply fully with the SEC's tender offer reporting requirements, and required Kelso & Companies, Inc. and its chief executive officer to comply with these requirements in the future.

    Pursuant to the Articles of Incorporation of the Company, the Board of Directors of the Company shall have the same members as the Board of Directors of Parent. Parent has an agreement with Kelso & Company, L.P. that permits Kelso & Company, L.P. to nominate two persons for the Board of Directors to be voted upon by the shareholders. Messrs. Goldberg and Bynum have been retained as directors of Parent as a result of such agreement. The agreement also provides that at least one of such nominees, if elected to the Board of Directors, will also serve on Parent's compensation committee.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Based solely on the Company's review of the copies of Forms 3, 4 and 5 and the amendments thereto received by it for the period ended December 31, 1996, or written representations from certain reporting persons that no Forms 5 were required to be filed by those persons, the Company believes that during the period ended December 31, 1996, no transactions were reported late.

ITEM 11 -- EXECUTIVE COMPENSATION

    The following table sets forth certain information regarding the compensation paid during 1994, 1995 and 1996 to the Company's Chief Executive Officer and each other executive officer whose total annual salary and bonus that year exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                                                                                      ANNUAL COMPENSATION
                                                                                            ---------------------------------------
                                                                                                   SALARY   BONUS      ALL OTHER
NAME AND PRINCIPAL POSITION                                                                 YEAR    ($)      ($)    COMPENSATION(1)
------------------------------------------------------------------------------------------  ----  --------  -----   ---------------
Daniel L. Simon...........................................................................  1996  $224,379   $0         $1,000
President and Chief                                                                         1995   224,379    0          1,000
  Executive Officer                                                                         1994   249,250    0            500
Brian T. Clingen..........................................................................  1996   145,128    0          1,000
Chief Financial Officer and                                                                 1995   145,128    0          1,000
  Vice President                                                                            1994   145,852    0            500
Paul G. Simon.............................................................................  1996   158,176    0          1,000
Vice President, Secretary                                                                   1995   158,176    0          1,000
  and General Counsel                                                                       1994   158,968    0            500

------------------------

(1) Represents contributions made by the Company on behalf of the named executive officers to a 401(k) plan.

    Parent currently maintains two life insurance policies covering Daniel L. Simon, each in the amount of $2.5 million. Parent is the sole beneficiary under each policy. Pursuant to a buy-sell agreement between Parent and Mr. Simon, Parent has agreed to use up to $3.5 million of the proceeds from these policies to purchase a portion of Mr. Simon's shares of common stock of Parent from his estate.

    For their services as directors, the members of the Board of Directors who are not employees of the Company or affiliates of Kelso & Company, L.P. are paid an aggregate of $10,000 annually. All directors are reimbursed for reasonable expenses associated with their attendance at meetings of the respective Boards of Directors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The Company has no Compensation Committee.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Parent owns 100% of the issued and outstanding capital stock of the Company. The table below sets forth the number and percentage of outstanding shares of Parent's common stock that will be beneficially owned by (i) each director of the Company, (ii) each executive officer identified Item 11 of this Report,
(iii) all directors and executive officers of the Company as a group and (iv) each person known by the Company to own beneficially more than 5% of Parent's common stock. The Company believes that each individual or entity named has sole investment and voting power with respect to shares of Parent's common stock indicated as beneficially owned by them, except as otherwise noted.

                                                                                                 BENEFICIAL OWNERSHIP OF COMMON
                                                                                                             STOCK
                                                                                                 ------------------------------
                                                                                                   NUMBER OF         PERCENT OF
NAME OF BENEFICIAL OWNER                                                                            SHARES             CLASS
-----------------------------------------------------------------------------------------------  -------------       ----------
Daniel L. Simon................................................................................  8,584,008(1)            32.4%
321 North Clark Street
Chicago, Illinois 60610

Brian T. Clingen...............................................................................           (2)          --
321 North Clark Street
Chicago, Illinois 60610

Paul G. Simon..................................................................................           (3)          --
321 North Clark Street
Chicago, Illinois 60610

Michael J. Roche...............................................................................      2,000                 (4)
333 Beverly Road, E5-312A
Hoffman Estates, Illinois 60179

Michael B. Goldberg(8).........................................................................     55,460                 (4)
Director
Kelso & Company
320 Park Avenue, 24th Floor
New York, New York 10022

Frank K. Bynum, Jr.(5).........................................................................     30,688                 (4)
Director
Kelso & Company
320 Park Avenue, 24th Floor
New York, New York 10022

Kelso Investment Associates V, L.P.(6)(7)......................................................  2,847,871               11.9

Kelso Equity Partners V, L.P.(6)(7)............................................................    151,779                 (4)

Joseph N. Schuchert(6)(8)......................................................................  2,999,650               12.5

Frank T. Nickell(6)(8).........................................................................  3,134,879               13.1

George E. Matelich(6)(8).......................................................................  3,063,293               12.8

Thomas R. Wall, IV(6)(8).......................................................................  3,080,072               12.8

All directors and executive officers as a group (6 persons)....................................  8,672,156               32.8

------------------------

(1) Daniel L. Simon's beneficial ownership includes 5,096,540 shares that he owns directly, 88,000 shares held by The Simon Family Limited Partnership of which he is a general partner, 1,995,000 shares issuable to him upon exercise of the warrants issued pursuant to the Amended and Restated 1996 Warrant Plan (the "Management Warrants"), 928,860 shares over which he has voting control pursuant to certain voting trust agreements with Brian T. Clingen and Paul G. Simon, and 475,608 shares issuable to Brian T. Clingen and Paul G. Simon upon exercise of the Management Warrants over which Daniel L. Simon has voting control pursuant to certain voting trust agreements.

(2) Brian T. Clingen owns 802,852 shares directly, 352,078 shares issuable to him upon exercise of the Management Warrants, and 125,008 shares held by The Clingen Family Limited Partnership of which he is a general partner, which represent 5.3% of the common stock of Parent. The voting rights for such shares have been granted to Daniel L. Simon pursuant to a voting trust agreement.

(3) Paul G. Simon owns 1,000 shares directly and 123,530 shares issuable to him upon exercise of the Management Warrants which represent less than 1% of Parent's common stock, the voting rights of which have been granted to Daniel L. Simon pursuant to a voting trust agreement.

(4) Represents less than 1% of Parent's common stock.

(5) Mr. Bynum may be deemed to share beneficial ownership of shares of Parent's common stock owned of record by KIA V by virtue of his status as a limited partner of the general partner of KIA V and as a limited partner of KEP V. Mr. Bynum disclaims beneficial ownership of such securities. Mr. Bynum became a director of Parent following consummation of the IPO.

(6) The business address for such person(s) is c/o Kelso & Company, 320 Park Avenue, 24th Floor, New York, New York 10022.

(7) KIA V and KEP V due to their common control, could be deemed to beneficially own each others shares, but each disclaims such beneficial ownership.

(8) Messrs. Schuchert, Nickell, Matelich, Goldberg and Wall may be deemed to share beneficial ownership of shares of Parent's common stock owned of record by KIA V and KEP V, by virtue of their status as general partners of the general partner of KIA V and as general partners of KEP V. Messrs. Schuchert, Nickell, Matelich, Goldberg and Wall share investment and voting power with respect to securities owned by KIA V and KEP V, but disclaim beneficial ownership of such securities. Mr. Goldberg has been a director of Parent since April 1996.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    On April 5, 1996, Parent issued to Kelso Investment Associates V, L.P. ("KIA V"), Kelso Equity Partners V, L.P. ("KEP V") and certain individuals designated by Kelso & Company, L.P. (the "Kelso Designees") 186,500 shares of Parent's Class B Common Stock and 188,500 shares of Parent's Class C Common Stock (prior to a subsequent 16 for 1 stock split) in exchange for $30,000,000. At such time, Parent also agreed to pay a one-time fee of $1,250,000 in cash and an annual fee of $150,000 to Kelso & Company, L.P., an affiliate of KIA V and KEP V, for consulting and advisory services to Parent. Messrs. Goldberg and Bynum, directors of the Company, are Managing Director and Vice President, respectively, of Kelso & Company, L.P., limited partners of the general partner of KIA V and limited partners of KEP V.

    In July 1996, Parent entered into agreements with KIA V, KEP V and certain individual shareholders relating to certain rights of KIA V, KEP V and such individual shareholders as holders of Class B Common Stock and Class C Common Stock of Parent. Pursuant to such agreements, Parent agreed to reclassify the shares of Class B Common Stock and Class C Common Stock into a total of 6,000,000 shares of Parent's common stock, of which 2,500,000 were sold in the IPO. Pursuant to such agreements, the annual consulting and advisory fee of $150,000 payable to Kelso & Company, L.P. was terminated but Kelso & Company, L.P.'s reimbursement of expenses and indemnification rights in connection therewith remained in effect. In connection with the IPO, Kelso & Company, L.P. received a one-time fee of $650,000. In addition, as a result of the reclassification, KIA V, KEP V and such individual shareholders have the same rights as holders of the Parent's common stock. In connection with the reclassification, KIA V, KEP V and such individual shareholders were granted four demand registration rights, were granted "piggy-back" registrations rights and KIA V was granted the right to nominate two persons for seats on the Board of Directors of Parent, and consequently of the Company, to be voted upon by the stockholders, with one of such directors, if elected, to be a member of the Compensation Committee of the Board of Directors of Parent.

    In April 1996, the Company acquired four painted bulletin faces in Chicago from Paramount Outdoor, Inc. ("Paramount") in an asset purchase transaction. David L. Quas and Jay Sauber, who are General Managers and Sales Managers for the Company, are the owners of Paramount. In exchange for the four painted bulletin faces, the Company agreed to pay $500,000 in cash at the time of purchase, $1,400 monthly for the next 24 months and an additional $168,000 payable two years after such purchase date, provided, the gross revenues received by the Company from the purchased assets equal or exceed $333,600. In 1993, Paramount had purchased the Chicago sites (including the lease rights, permits and structures) from a joint venture between the Company and HMS, Inc., an unaffiliated entity, for $100,000, which the Company believes represented market price.

    As a component of its growth strategy, in July 1995, the Company entered into a consulting agreement with Urban Development, L.L.C. ("Urban") whereby Urban shall consult with, and develop new sign locations in the Milwaukee and Chicago markets for the Company. Urban agreed to provide consulting services to the Company over a period of 10 years in consideration of $1,400,000 which was paid on such date. The managing member of Urban is Lawrence J. Simon, a former officer and director of the Company and the brother of Daniel L. Simon and Paul
G. Simon. Lawrence J. Simon resigned as a director and an executive vice president of the Company on October 4, 1995.

    All of the transactions described above were approved by the Company's independent outside directors. The Company will not engage in transactions with its affiliates in the future unless the terms of such transactions are approved by a majority of its independent outside directors. In addition, the New Credit Facility and indentures governing the Notes impose limitations on the Company's ability to engage in such transactions.

                                    PART IV

ITEM 14 -- EXHIBITS, FINANCIAL SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) Consolidated Financial Statements of Universal Outdoor, Inc. for the year ended December 31, 1996

(2) NONE

(3) Exhibits required by Item 601 of Regulation S-K.

                                LIST OF EXHIBITS

 EXHIBIT
 NUMBER                                                  DESCRIPTION
---------  --------------------------------------------------------------------------------------------------------
      2.1  Plan and Agreement of Merger, dated November 18, 1993, between the Company and Universal Outdoor II,
           Inc. (filed as Exhibit 2 to the Company's Registration Statement on Form S-1 (Commission File No.
           33-72710) and incorporated herein by reference)

      2.2  Agreement and Plan of Merger between UOI, Universal Acquisition Corp. and Outdoor Advertising Holdings,
           Inc. dated August 27, 1996 (filed as Exhibit 2.5 to Amendment No. 2 to Parent's Registration Statement
           (File No. 333-12457) on Form S-1 the "Parent Registration Statement)" and incorporated herein by reference)

      2.3  Option and Asset Purchase Agreement between UOI and the Memphis/Tunica Sellers dated September 12, 1996
           (filed as Exhibit 2.6 to Parent Registration Statement and incorporated herein by reference)

      2.4  Asset Purchase Agreement among Mountain Media, Inc., d/b/a Iowa Outdoor Displays, Robert H. Lambert and
           the Company dated September 12, 1996 (filed as Exhibit 2.4 the Company's Registration Statement on Form
           S-1, dated February 13, 1997 (File No. 333-21717) (the "Registration Statement") and incorporated herein by reference)

      2.5  Asset Purchase Agreement between UOI and The Chase Company dated September 11, 1996 (filed as Exhibit
           2.8 to Parent Registration Statement and incorporated herein by reference)

      2.6  Stock Purchase Agreement, dated as of November 22, 1996, among Revere, UOI and the stockholders of
           Revere (filed as Exhibit 2.6 to the Registration Statement and incorporated herein by reference)

      2.7  Asset Purchase Agreement, dated as of December 10, 1996, among Matthew, Matthew Acquisition Corp. and
           UOI (filed as Exhibit 2.7 to the Registration Statement and incorporated herein by reference)

      3.1  Third Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to Amendment No. 2 to the
           Company's Registration Statement (File No. 333-12427) on Form S-1 and incorporated herein by reference)

      3.2  Second Amended and Restated Bylaws (filed as Exhibit 3.2 to Amendment No. 2 to the Company's
           Registration Statement (File No. 333-12427) on Form S-1 and incorporated herein by reference)

      4.1  Indenture of Trust between United States Trust Company of New York as trustee, and the Company, dated as of October 16, 1996, relating to the October Notes (filed as Exhibit 10.3 to the Registration Statement and incorporated herein by reference)

      4.2  Indenture of Trust between United States Trust Company of New York, as trustee, and the Company, dated as of December 16, 1996, relating to the December Notes (filed as Exhibit 4.1 to the Registration
           Statement and incorporated herein by reference)

      4.3  Specimen of October Note (included in Exhibit 4.1)

      4.4  Specimen of December Note (included in Exhibit 4.2)

 EXHIBIT
 NUMBER                                                  DESCRIPTION
---------  --------------------------------------------------------------------------------------------------------
      4.5  Registration Rights Agreement, dated as of December 16, 1996, among the Company and the Initial
           Purchasers of the December Notes (filed as Exhibit 4.4 to the Registration Statement and incorporated herein by reference)

     10.1  Consolidated Credit Agreement dated October 31, 1996, among the Company, the various lending institutions from time to time parties thereto, LaSalle National Bank, as Co-Agent and Bankers Trust
           Company, as Agent (filed as Exhibit 10.1 to the Registration Statement and incorporated herein by reference)

     10.2  Agreement Regarding Tax Liabilities and Payments dated as of November 18, 1993 by and between Parent and the Company (filed as Exhibit 10(f) to the Company's Form S-1 Registration Statement (File No. 33-72710)
           and incorporated herein by reference)

     10.3  Registration Rights Agreement among the Company, KIA V, KEP V, Daniel L. Simon, Brian T. Clingen and
           Paul G. Simon (filed as Exhibit 10.10 to Amendment No. 2 to the Company's Registration Statement on Form
           S-1 (File No. 333-12457) and incorporated herein by reference)

     12.1  Statement regarding computation of ratios

     21.1  Subsidiaries of the Registrant (filed as Exhibit 21.1 to the Registration Statement and incorporated herein by reference)

       27  Financial Data Schedule

(b) Reports on Form 8-K that have been filed during the last quarter of the period covered by this Report:

        Form 8-K, dated October 8, 1996, reported the POA Acquisition and included balance sheets of the acquired company and the related statements of operations, shareholder's equity and cash flows.

        Form 8-K, dated December 24, 1996, reported that the Company had entered into an agreement in connection with the Matthew Acquisition and that the Company had consummated the Revere Acquisition (included therein were the consolidated balance sheets of Revere and its subsidiaries and the related consolidated statements of operations, stockholder's equity and cash flows).

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                UNIVERSAL OUTDOOR, INC.

                                By:             /s/ DANIEL L. SIMON
                                     -----------------------------------------
                                                  Daniel L. Simon
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date: March 27, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------

                                President and Chief
     /s/ DANIEL L. SIMON          Executive Officer
------------------------------    (Principal Executive         March 27, 1997
       Daniel L. Simon            Officer) and Director

                                Vice President and Chief
     /s/ BRIAN T. CLINGEN         Financial Officer
------------------------------    (Principal Financial and     March 27, 1997
       Brian T. Clingen           Accounting Officer) and
                                  Director

     /s/ MICHAEL J. ROCHE
------------------------------  Director                       March 27, 1997
       Michael J. Roche

   /s/ MICHAEL B. GOLDBERG
------------------------------  Director                       March 27, 1997
     Michael B. Goldberg

   /s/ FRANK K. BYNUM, JR.
------------------------------  Director                       March 27, 1997
     Frank K. Bynum, Jr.