Form 10-Q
period 1997-03-31
UNIVERSAL OUTDOOR INC
filed 1997-05-13
CIK 916079

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q

(MARK ONE)
[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                          OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934


                           COMMISSION FILE NUMBER 033-72810




                               UNIVERSAL OUTDOOR, INC.




              ILLINOIS                                 36-2827496
    ----------------------------            --------------------------------
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

                   YES     X                NO
                       ---------               -----

    THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK, $0.01 PAR VALUE, AS OF MAY 12, 1997 WAS 10,000 SHARES.

PART I   FINANCIAL INFORMATION
------   ---------------------

ITEM 1.  FINANCIAL STATEMENTS


                                UNIVERSAL OUTDOOR, INC.
                                ----------------------
           (a wholly owned subsidiary of Universal Outdoor Holdings, Inc.)

                             CONSOLIDATED BALANCE SHEETS

                                     (UNAUDITED)

                                (Dollars in thousands)

                                                 March  31,       December 31,
                                                   1997               1996
                                               ---------------    ------------
                                        ASSETS

Current assets:
 Cash and equivalents                            $    2,102       $ 11,631
 Cash held in escrow                                    -            9,455
 Accounts receivable, less allowance
  for doubtful accounts of $2,123 and $2,849         23,929         20,927
   Accounts receivable - Parent                         -            2,708
   Other receivables                                  2,084          1,445
   Prepaid land leases                                4,578          4,010
   Prepaid insurance and other                        4,722          4,173
                                                   --------       --------
         Total current assets                        37,415         54,349
                                                   --------       --------
Property and equipment, net                         513,475        382,555
Goodwill and intangible assets, net                 220,107        219,009
Other assets, net                                    19,845         25,114
                                                   --------       --------
Total assets                                       $790,842       $681,027
                                                   --------       --------
                                                   --------       --------


                         LIABILITIES AND STOCKHOLDER,S EQUITY

Current liabilities:
   Accounts payable                                $  2,816       $  3,373
   Accounts payable - Parent                             88            -
   Accrued expenses                                  36,983         26,544
                                                   --------       --------
        Total current liabilities                    39,887         29,917
                                                   --------       --------
Long-term debt and other-obligations                450,020        347,941
Other long-term liabilities                             471            485
Long-term deferred income tax liabilities            71,700         71,700
Commitments and contingencies                           -              -
Stockholder's equity:
   Common stock, $.01 par value, 1,000,000
   shares authorized; 10,000 shares issued
   and outstanding                                      -              -
   Additional paid in capital                       274,821        274,821
   Accumulated deficit                              (46,057)       (43,837)
                                                    --------       --------
        Total stockholder's equity                  228,764        230,984
                                                   --------       --------
Total liabilities and stockholder's equity         $790,842       $681,027
                                                   --------       --------
                                                   --------       --------

    See accompanying notes to consolidated financial statements.

                               UNIVERSAL OUTDOOR, INC.

           (a wholly owned subsidiary of Universal Outdoor Holdings, Inc.)

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                     ( UNAUDITED)

                                (Dollars in thousands)


                                         For the Three Months Ended March 31
                                                      1997          1996
                                                      ----          ----

Revenues                                          $  47,575       $  9,332
Less agency commissions                               3,567            905
                                                  ---------        -------
  Net revenues                                       44,008          8,427
                                                  ---------        -------
Operating expenses:
  Direct advertising expenses                        18,445          3,571
  General and administrative expenses                 4,401          1,154
  Depreciation and amortization                      12,859          2,032
                                                  ---------        -------
                                                     35,705          6,757
                                                  ---------        -------
Operating income                                      8,303          1,670
                                                  ---------        -------
Other expense:
  Interest expense, including net amortization
  of bond discount (premium) of  $(2) and $18        10,460          2,309
  Interest expense - amortization
  of deferred financing costs                           245            107
  Other expenses                                       (182)            11
                                                  ---------        -------
     Total other expense                             10,523          2,427
                                                  ---------        -------

Net income (loss)                                 $  (2,220)      ($   757)
                                                  ---------        -------
                                                  ---------        -------


             See accompanying notes to consolidated financial statements.

                               UNIVERSAL OUTDOOR, INC.

           (a wholly owned subsidiary of Universal Outdoor Holdings, Inc.)

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     (UNAUDITED)

                                (Dollars in thousands)


                                                For Three Months ended March 31
                                                          1997          1996
                                                          ----          ----
Cash flows from operating activities:
  Net income (loss)                                  $   (2,220)    $    (757)
  Depreciation                                           12,859         2,157
  Amortization of Deferred Financing Costs                  245           -
  Loss on sale of property and equipment                    -             -
  Changes in assets and liabilities, net of effects
  from acquisitions:
    Accounts receivable and other receivables            (3,639)          113
    Prepaid land leases, insurance and other               (632)         (336)
    Accounts payable and accrued expense                 (4,084)          126
    Accrued interest                                      8,756         1,892
    Deferred Revenue                                        -            (200)
    Other                                                   534            (3)
    Accounts payable - Parent                               (42)          (73)
                                                     ----------      --------
    Net cash from operating activities                   11,777         2,919
                                                     ----------      --------
Cash flows used in investing activities:
  Capital expenditures                                   (3,584)       (1,966)
  Payments for acquisitions, net of cash acquired      (128,104)      (13,621)
  Other payments                                           -              (86)
                                                     ----------      --------
    Net cash used in investing activities              (131,688)      (15,673)
                                                     ----------      --------
Cash flows from (used in) financing activities:
  Long-term debt repayments                                (497)          (33)
  Deferred financing costs                                 (606)          -
  Net borrowings (repayments) under credit agreements   102,030        12,809
  Dividends paid to Parent                                 -              (30)
                                                     ----------      --------
    Net cash from financing activities                  100,927        12,746
                                                     ----------      --------

Net increase (decrease) in cash and equivalents         (18,984)           (8)
Cash and equivalents, at beginning of period             21,086            19
                                                     ----------      --------
Cash and equivalents, at end of period               $    2,102      $     11
                                                     ----------      --------
Supplemental cash flow information:
  Interest paid during the period                    $    1,336      $    371
                                                     ----------      --------
                                                     ----------      --------


             See accompanying notes to consolidated financial statements.

                               UNIVERSAL OUTDOOR, INC.

           (a wholly owned subsidiary of Universal Outdoor Holdings, Inc.)

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                (Dollars in thousands)


NOTE 1 - BASIS OF PRESENTATION OF UNAUDITED FINANCIAL STATEMENTS:


    The interim financial statements contained herein have been prepared by management and are unaudited. The financial statements should be read in conjunction with the financial statements and the notes thereto included in the Annual Report on Form 10-K of Universal Outdoor, Inc. (the "Company") for the year ended December 31, 1996.

    In the opinion of management, the accompanying unaudited financial statements contain all adjustments, which were of a normal recurring nature, necessary to present fairly the financial position of the Company as of March 31, 1997, and the results of its operations and its cash flows for the periods presented herein.

    Earnings per share calculations have not been presented because the Company is a wholly-owned subsidiary of Universal Outdoor Holdings, Inc. ("Parent").

NOTE 2 - ACQUISITIONS:


    In January 1997, the Company acquired a total of approximately 2,018 advertising display faces located in and around Memphis, Tennessee. The purchase price was approximately $71 million plus 100,000 shares of common stock of the Parent.

    In January 1997, the Company acquired a total of approximately 1,035 advertising display faces located in three markets in the east coast of the United States, including Metro New York, Northern New Jersey and Hudson Valley, for approximately $40 million in cash.

    In February 1997, the Company acquired a total of approximately 135 advertising display faces located in and around Evansville, Indiana for approximately $5.5 million in cash. The Company also acquired 12 existing advertising display faces and 35 in process display faces in New Jersey for approximately $5.3 million in cash.

    In February 1997, the Company agreed to acquire approximately 1,450 advertising display faces in the Baltimore metropolitan area for $46.5 million in cash.

    In March 1997, the Company acquired a total of approximately 600 bus shelters and panels in and around Memphis, Tennessee for approximately $8.5 million in cash.

    All completed acquisitions have been accounted for under the purchase method of accounting and accordingly, the operating results of the acquired businesses are included in the Company's consolidated financial statements from the respective dates of acquisition.

    The following unaudited pro forma financial information includes the results of operations of the 1996 and significant 1997 acquisitions, as described in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and in the notes included herein, as if the acquisitions had been consummated on January 1, 1996 and after including the impact of certain adjustments such as depreciation of advertising structures, amortization of good will and other intangibles, reduction of corporate expenses and interest expense on debt incurred in connection with such acquisitions.


                                        For the Three Months Ended
                                               March 31
                                       1996                1997
                                       ----                ----
                                       PRO FORMA           ACTUAL
                                       ---------           ------
                                       (unaudited)         (unaudited)
Net revenues                            $40,031             $44,008
Depreciation and amortization            12,705              12,859
Operating income                          5,115               8,303
Interest expense                         11,059              10,705
Loss before income taxes               ($ 5,944)           ($ 2,220)


The unaudited pro forma financial information does not purport to present the actual financial position or results of operations of the Company had the transactions assumed therein in fact occurred on the date specified, nor are they necessarily indicative of the results of operations that may be achieved in the future.


NOTE 3 - RELATED-PARTY TRANSACTIONS:


    In June 1994, Parent advanced approximately $1.2 million to the Company in the form of an inter-company loan which was a portion of the proceeds from the sale by Parent of its notes and warrants. The Company does not pay interest on this loan, and as of March 31, 1997, $88,000 was outstanding.

NOTE 4 - COMMITMENTS AND CONTINGENCIES:


    The Company, as the successor to Outdoor Advertising Holdings, Inc. and POA Acquisition Company ("POA"), was a defendant in a case pending in the United States District Court, Middle District of Florida. The plaintiffs alleged that POA, among others, conspired to restrain trade and to monopolize the market for leases for land on which outdoor advertising structures can be erected. The case was settled with no significant adverse financial effect to the Company.

    The Company is subject to various litigation in the normal course of business. Such litigation includes claims by municipalities that certain outdoor advertising structures should be removed. The ultimate outcome of current and future litigation cannot be presently determined. Management believes the outcome of current litigation will not have a significant impact on the Company.

NOTE 5 - SUBSEQUENT EVENTS:

    In April 1997, the Company entered into an agreement to purchase 91 advertising display faces in and around New York, New York for approximately $51.0 million in cash.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1997 AND MARCH 31, 1996


    Universal Outdoor, Inc. (the "Company") is a wholly-owned subsidiary of Universal Outdoor Holdings, Inc. ("Parent"). The Company and its consolidated subsidiaries constitute the operating subsidiaries of Parent. As used herein, references to the "Company" include the consolidated subsidiaries of the Company, unless the context otherwise requires.

    This quarterly report contains forward-looking statements that involve risks and uncertainties. When used in this quarterly report, the words "anticipate", "believe", "estimate", and "expect" and similar expressions as they relate to the Company and its management are intended to identify such forward-looking statements. The Company's actual results, performance, or achievements could differ materially from the results expressed in, or implied by, such forward-looking statements. Factors that could effect such results, performance or achievement are set forth in "Risk Factors" in Amendment No. 2 in the Company's Registration Statement on Form S-1 (File No. 333-21717).

    Net revenues increased 423.8% to $44.0 million during the first three months of 1997 compared to $8.4 million in the corresponding 1996 period. This increase was a result of inclusion of approximately $6.9 million of revenues from the Minneapolis and Jacksonville markets (the "Naegele Markets") which were acquired from NOA Holding Company ("Naegele") in April 1996 (the "Naegele Acquisition") Additionally, $11.9 million of revenues is attributable to markets acquired from Outdoor Advertising Holdings, Inc. in October 1996 ( the "POA Acquisition") and $10.2 million is attributable to markets acquired from Revere Holding Corp. in December 1996 (the "Revere Acquisition") and Matthew Outdoor Advertising Acquisition Co., L.P. in January 1997 (the "Matthew Acquisition"). Revenues from markets located in and around Memphis (TN) and Tunica County (MS) which were acquired by the Company in January 1997 (the "Memphis/Tunica Acquisition") contributed $4.3 million. The remaining $2.3 million or 27.4% increase in net revenues resulted from higher advertising rates and occupancy levels on the Company's signboards and inclusion for the full quarter of signboard revenues from advertising display faces in the Des Moines
(IA) and Dallas (TX) which were acquired in 1996. Overall net revenues from tobacco advertising increased to $4.4 million in the first three months of 1997 compared to $1.2 million for the first three months in 1996. This increase was due mainly to the inclusion of tobacco revenues from the acquired markets. As a percentage of net revenues, tobacco advertising sales decreased to 10.0% in the first three months of 1997 compared to 14.5% for the first three months in 1996.

    Direct cost of revenues increased to $18.4 million in the first three months of 1997 compared to $3.6 million for the first three months in 1996. The Naegele Markets and the POA Acquisition accounted for $2.9 million and $4.1 of the increase, respectively. The Revere Acquisition, the Matthew Acquisition and the Memphis/Tunica Acquisition accounted for $7.0 million. As a percentage of net revenues, however, direct cost of revenues decreased to 41.8% in the first three months of 1997 compared to 42.9% in the corresponding 1996 period as a result of economies of scale associated with the increased revenues.

    General and administrative expenses increased to $4.4 million in the first three months of 1997 from $1.2 million in the corresponding 1996 period. As a percentage of net revenues, general and administrative expenses decreased to 10.0% in the first three months of 1997 compared to 14.3% in the corresponding 1996 period. This percentage decrease was due to the addition of the new markets' revenues without a significant increase in staffing or other corporate overhead expenses.

    Depreciation and amortization expense increased to $12.9 million in the first three months of 1997 compared to $2.0 million in the corresponding 1996 period. This increase was due to significant increases in the fixed assets and goodwill as a result of the acquisitions.

    Total interest expense increased to $10.7 million in the first three months of 1997 compared to $2.4 million in the corresponding 1996 period. The increase resulted from increased debt outstanding under the Company's credit facility which was incurred to finance the Revere, Matthew and Memphis/Tunica Acquisitions and from the issuance by the Company of $225 million 9 3/4% Senior Subordinated Notes due 2006 in October 1996 and $100 million 9 3/4% Series B Senior Subordinated Notes due 2006 in December 1996.

    The foregoing factors contributed to the Company's $2.2 million net loss in the first three months of 1997 compared to $757,000 net loss in the corresponding 1996 period.

LIQUIDITY AND CAPITAL RESOURCES

    In January 1997, the Company consummated the Memphis/Tunica Acquisition and as a result acquired 2,018 advertising display faces located in and around Memphis (TN) and Tunica County (MS) for a purchase price of approximately $71 million plus 100,000 shares of the Company's common stock. Additionally, in January 1997, the Company consummated the Matthew Acquisition and as a result acquired 1,035 advertising display faces located in and around Metro New York, Northern New Jersey and Hudson Valley for a purchase price of approximately
$40 million in cash.

    In February 1997, the Company acquired certain assets of (i) Adcraft, Inc. (the "Evansville Acquisition") for approximately $5.5 million in cash and (ii) Klein Outdoor Advertising (the "New Jersey Acquisition", and together with the Evansville Acquisition, the "February Acquisitions")for approximately $5.3 million in cash. As a result of the February Acquisitions, the Company acquired approximately 135 advertising display faces located in and around Evansville, Indiana and approximately 12 existing advertising display faces and 35 in process display faces in New Jersey.

    In February 1997, the Company agreed to acquire the stock of Penn-Baltimore, Inc., from Lamar Advertising Company for approximately $46.5 million in cash (the "Penn Acquisition"). Upon consummation of the Penn Acquisition, the Company expects to acquire approximately 1,450 advertising display faces in the Baltimore metropolitan area.

    In March 1997, the Company acquired certain assets of TransAd, Inc.(the "TransAd Acquisition") for approximately $8.5 million in cash. As a result of the TransAd Acquisition the Company acquired approximately 600 bus shelters and bus shelter advertising panels in and around Memphis, Tennessee.

    In April 1997, the Company agreed to acquire the outdoor advertising assets of Allied Outdoor Advertising, Inc. for approximately $51.2 million (the "Allied Acquisition"). Upon consummation of the Allied Acquisition, the Company expects to acquire approximately 91 outdoor advertising display faces in New York City and New Jersey.

    The Company is a party to a $225 million revolving credit facility, and as of March 31, 1997, approximately $122.0 million was outstanding under the credit facility. The Company is negotiating with its current lender for an additional term loan of $75 million.

    Net cash provided by operating activities increased to $11.8 million for the three months ended March 31, 1997 from $2.9 million for the corresponding 1996 period. Net cash provided by operating activities reflects the Company's net loss adjusted for non-cash items and the use or source of cash for the net change in working capital.

    The Company's net cash used in investing activities of $131.7 million for the three months ended March 31, 1997 includes cash used for acquisitions of $128.1 million and other capital expenditures of $3.6 million. Capital expenditures have been made primarily to develop new structures in each of its markets. The Company intends to continue to develop new structures in its markets and to consider potential acquisitions in the Midwestern, Southeastern and Eastern regions and contiguous markets. Management believes that its internally generated funds, together with available borrowings under its credit facility, will be sufficient to satisfy its cash requirements, including anticipated capital expenditures, for the foreseeable future. However, in the event cash from operations, together with available funds under the Company's credit facility are insufficient to satisfy its cash requirements, the Company may obtain funds from additional sources of indebtedness and/or equity offerings by Parent to finance its operations, including without limitation, additional acquisitions.

    For the three months ended March 31, 1997, $100.9 million was provided by financing activities due to increased borrowings under the Company's credit facility. For the three months ended March 31, 1996, $12.7 million was used in financing activities primarily due to acquisitions.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

    Note 4 to the financial statements of the Company included in Part I of this report is hereby incorporated by reference.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS.

 NUMBER                              DESCRIPTION

 2.1 Asset Purchase Agreement dated as of March 25, 1997 among Transad Advertising, L.P., Transad, Inc., Memphis Venture Partners and Universal Outdoor, Inc.

 2.2 Asset Purchase Agreement dated as of February 28, 1997 between David Klein Outdoor Advertising, Inc. and Universal Outdoor, Inc.

 2.3 Asset Purchase Agreement dated as of February 5, 1997 between Ad-Craft, Inc. and Universal Outdoor, Inc.

 3.1 Third Amended and Restated Articles of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1 (File No. 333-12427) (the "Registration Statement"))

 3.2 Second Amended and Restated By-Laws of the Registrant (incorporated herein by reference to Exhibit 3.2 of the Registration Statement)

 27      Financial Data Schedule

(b) REPORTS ON FORM 8-K - The Registrant filed the following report on Form 8-K during the quarter ended March 31, 1997:

    Form 8-K, filed February 18, 1997, reporting the issuance of press release disclosing year-end financial results.

                                      SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               UNIVERSAL OUTDOOR, INC.


                                /S/ BRIAN T. CLINGEN
                               ---------------------
                               Brian T. Clingen
                               Vice President and Chief Financial Officer


                                /S/ PAUL G. SIMON
                               ------------------
                               Paul G. Simon
                               Vice President, Secretary and General Counsel

May 13, 1997

 NUMBER                              DESCRIPTION

 2.1 Asset Purchase Agreement dated as of March 25, 1997 among Transad Advertising, L.P., Transad, Inc., Memphis Venture Partners and Universal Outdoor, Inc.


 2.2 Asset Purchase Agreement dated as of February 28, 1997 between David Klein Outdoor Advertising, Inc. and
         Universal Outdoor, Inc.

 2.3 Asset Purchase Agreement dated as of February 5, 1997 between Ad-Craft, Inc. and Universal Outdoor, Inc.

 3.1 Third Amended and Restated Articles of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 of the Company's Registration Statement on
         Form S-1 (File No. 333-12427) (the "Registration Statement"))

 3.2     Second Amended and Restated By-Laws of the Registrant
         (incorporated herein by reference to Exhibit 3.2 of the Registration Statement)

 27      Financial Data Schedule