Form 10-Q
period 1997-06-30
UNIVERSAL OUTDOOR INC
filed 1997-08-08
CIK 916079

                         SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)
[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                 OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 033-72810


                               UNIVERSAL OUTDOOR, INC.


             ILLINOIS                                  36-2827496
  ------------------------------             --------------------------------
  (STATE OR OTHER JURISDICTION               (IRS EMPLOYER IDENTIFICATION NO.)
 OF INCORPORATION OR ORGANIZATION)


          311 SOUTH WACKER DRIVE, SUITE 6400, CHICAGO, ILLINOIS 60606

                 REGISTRANT'S TELEPHONE NUMBER:  (312) 431-0822

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                     YES    X         NO
                          _____           _____

     THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK, $0.01 PAR VALUE, AS OF AUGUST 6, 1997 WAS 10,000 SHARES.

Part I. Financial Information

Item 1. Financial Statements

                             UNIVERSAL OUTDOOR, INC.
         (a wholly owned subsidiary of Universal Outdoor Holdings, Inc.)

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                      June  30,    December 31,
                                                         1997         1996
                                                     -----------   ------------
                                              ASSETS
Current assets:
  Cash and equivalents                                $  2,168       $ 11,631
  Cash held in escrow                                        -          9,455
  Accounts receivable, less allowance
    for doubtful accounts of $1,625 and $2,849          31,884         20,927
  Accounts receivable - Parent                               -          2,708
  Other receivables                                      2,218          1,445
  Prepaid land leases                                    8,005          4,010
  Prepaid insurance and other                            4,898          4,173
                                                      --------       --------
       Total current assets                             49,173         54,349

Property and equipment, net                            542,768        382,555
Goodwill and intangible assets, net                    242,670        219,009
Other assets, net                                       19,078         25,114
                                                      --------       --------
Total assets                                          $853,689       $681,027
                                                      ========       ========

                          LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable                                    $  3,387       $  3,373
  Accounts payable - Parent                                 99              -
  Accrued expenses                                      29,067         26,544
                                                      --------       --------
       Total current liabilities                        32,553         29,917
                                                      --------       --------
Long-term debt and other obligations                   509,116        347,941
Other long-term liabilities                                485            485
Long-term deferred income tax liabilities               79,563         71,700
Commitments and contingencies                                -              -

Stockholder's equity:
  Common stock, $.01 par value, 1,000,000
    shares authorized; 10,000 shares issued
    and outstanding                                          -              -
  Additional paid in capital                           274,821        274,821
  Accumulated deficit                                  (42,849)       (43,837)
                                                      --------       --------
       Total stockholder's equity                      231,972        230,984
                                                      --------       --------
Total liabilities and stockholder's equity            $853,689       $681,027
                                                      ========       ========


        See accompanying notes to consolidated financial statements.

                             UNIVERSAL OUTDOOR, INC.
         (a wholly owned subsidiary of Universal Outdoor Holdings, Inc.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                           For the                            For the
                                                      Three Months Ended                  Six Months Ended
                                                           June 30,                           June 30,
                                                      -------------------                -------------------
                                                       1997          1996                1997           1996
                                                       ----          ----                ----           ----
Revenues                                             $58,602        $20,035            $106,177        $29,366
Less agency commissions                                5,497          2,223               9,064          3,127
                                                     -------        -------            --------        -------
  Net revenues                                        53,105         17,812              97,113         26,239
                                                     -------        -------            --------        -------
Operating expenses:
  Direct cost of revenues                             19,659          5,949              38,104          9,520
  General and administrative
    expenses                                           5,148          1,922               9,549          3,076
  Depreciation and amortization                       14,229          2,642              27,088          4,674
                                                     -------        -------            --------        -------
                                                      39,036         10,513              74,741         17,270
                                                     -------        -------            --------        -------
Operating income                                      14,069          7,299              22,372          8,969

Other (income) expense:
  Interest expense                                    10,473          3,562              20,933          5,871
  Interest expense - amortization
    of deferred financing costs                          720            108                 965            215
  Other, net                                            (332)         1,663                (514)         1,674
                                                     -------        -------            --------        -------

      Total other expense                             10,861          5,333              21,384          7,760
                                                     -------        -------            --------        -------

      Net income                                     $ 3,208        $ 1,966            $    988        $ 1,209
                                                     =======        =======            ========        =======


          See accompanying notes to consolidated financial statements.

                             UNIVERSAL OUTDOOR, INC.
         (a wholly owned subsidiary of Universal Outdoor Holdings, Inc.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                       For six months ended
                                                          1997          1996
                                                          ----          ----
Cash flows from operating activities:
  Net income                                         $      988      $  1,209
  Depreciation and amortization                          27,088         3,681
  Amortization of deferred financing costs                  965           215
  Costs related to acquisitions                               -         1,750
  Loss on sale of property and equipment                      -             -
  Changes in assets and liabilities, net of effects
    from acquisitions:
      Accounts receivable and other receivables         (10,602)       (1,254)
      Prepaid land leases, insurance and other           (3,827)         (209)
      Accounts payable and accrued expense               (8,278)          866
      Accrued interest and other                          1,413           (72)
      Accounts payable - Parent                             (31)          (10)
                                                       ---------       -------
        Net cash from operating activities                7,716         6,176
                                                       ---------       -------
Cash flows used in investing activities:
  Capital expenditures                                   (8,631)       (2,943)
  Payments for acquisitions, net of cash acquired      (177,287)     (107,106)
  Acquisition costs                                           -           (74)
  Other payments                                              -            (2)
                                                       ---------       -------
        Net cash used in investing activities          (185,918)     (110,125)
                                                       ---------     ---------
Cash flows from (used in) financing activities:
  Proceeds from issuance of long term debt                    -        75,000
  Long-term debt repayments                                (903)       (1,173)
  Deferred financing costs                               (1,113)            -
  Net borrowings under credit agreements                161,300           222
  Additional paid in capital                                  -        30,000
  Other                                                       -           (60)
                                                       ---------       -------
        Net cash from financing activities              159,284       103,989
                                                       ---------      --------
Net increase (decrease) in cash and equivalents         (18,918)           40
Cash and equivalents, at beginning of period             21,086            19
                                                       ---------       -------
Cash and equivalents, at end of period               $    2,168      $     59
                                                     ==========      =========
Supplemental cash flow information:
  Interest paid during the period                    $   19,178      $  5,815
                                                     ==========      =========


          See accompanying notes to consolidated financial statements.

                             UNIVERSAL OUTDOOR, INC.
         (a wholly owned subsidiary of Universal Outdoor Holdings, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)


NOTE 1 - BASIS OF PRESENTATION OF UNAUDITED FINANCIAL STATEMENTS:

The interim financial statements contained herein have been prepared by management and are unaudited. The financial statements should be read in conjunction with the financial statements and the notes thereto included in the Annual Report on Form 10-K of Universal Outdoor, Inc. ("Universal") for the year ended December 31, 1996.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments, which were of a normal recurring nature, necessary to present fairly the financial position of Universal as of June 30, 1997, and the results of its operations and its cash flows for the periods presented herein.

Earnings per share calculations have not been presented because Universal is a wholly-owned subsidiary of Universal Outdoor Holdings, Inc. (the "Holding Company").

NOTE 2 - CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT):

                                                                                             Total
                                                             Additional                  Stockholder's
                                               Shares of      Paid In      Accumulated      Equity
                                              Common Stock    Capital        Deficit       (Deficit)
                                              ------------   ----------    -----------   -------------
Balance at December 31, 1996                     10,000       $274,821       $(43,837)       $230,984
Net income for the six months
    ended June 30, 1997                               -              -            988             988
                                                --------      --------       --------        --------
Balance at June 30, 1997                         10,000       $274,821       $(42,849)       $231,972
                                                ========      ========       =========       ========




NOTE 3 - ACQUISITIONS:

In January 1997, Universal acquired a total of approximately 2,018 advertising display faces located in and around Memphis, Tennessee. The purchase price was approximately $71 million plus 100,000 shares of common stock of the Holding Company issued on January 2, 1997 at market value.

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

In March 1997, Universal acquired a total of approximately 600 transit advertising panels in and around Memphis, Tennessee for approximately $8.5 million in cash.

In March 1997, Universal acquired $600,000 of outdoor advertising properties in Florida in exchange for 20,000 shares of the Holding Company's stock.

In April 1997, Universal entered into an agreement to purchase 90 advertising display faces in and around New York, New York for approximately
$51.0 million in cash. The deal was consummated in July 1997.

In June 1997, Universal acquired approximately 1,450 advertising display faces in the Baltimore metropolitan area for $46.5 million in cash.

All completed acquisitions have been accounted for under the purchase method of accounting and accordingly, the operating results of the acquired businesses are included in Universal's consolidated financial statements from the respective dates of acquisition.

The following unaudited pro forma financial information includes the results of operations of the 1996 and significant 1997 acquisitions, as noted in Universal's Annual Report on Form 10-K and the notes included herein, as if the transactions had been consummated as of the beginning of the period presented after including the impact of certain adjustments such as depreciation of advertising structures, amortization of goodwill and other intangibles, reduction of corporate expenses relating to the elimination of certain duplicate corporate expenses, principally relating to employee costs and other corporate activities and interest expense on debt assumed to have been incurred to complete the transactions.

                                             For the Six Months Ended
                                                 1996              1997
                                                 ----              ----
                                              PRO FORMA         PRO FORMA
                                              ---------         ---------
                                              (unaudited)      (unaudited)

Net revenues                                    $89,649         $100,403
Depreciation and amortization                    27,259           28,937
Operating income                                 15,821           22,213
Interest expense                                 24,094           23,874
Loss before income taxes                       ($ 8,273)         ($1,661)

These unaudited pro forma results are not necessarily indicative of what actually would have occurred if the acquisitions had been in effect for the entire periods presented and are not intended to project future results.

NOTE 4 - RELATED-PARTY TRANSACTIONS:

In June 1994, Universal's parent entity, the Holding Company, advanced approximately $1.2 million to Universal in the form of an inter-company loan which was a portion of the proceeds from the sale by the Holding Company of its notes and warrants. Universal does not pay interest on this loan, and as of June 30, 1997, $99,000 was outstanding.

NOTE 5 - COMMITMENTS AND CONTINGENCIES:

Universal, as the successor to Outdoor Advertising Holdings, Inc. and POA Acquisition Company ("POA"), was a defendant in a case in the United States District Court, Middle District of Florida. The plaintiffs alleged that POA, among others, conspired to restrain trade and to monopolize the market for leases for land on which outdoor advertising structures can be erected. The case was settled in 1997 with no significant adverse financial effect.

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

NOTE 6 - INCOME TAXES:

In arriving at a determination not to provide income taxes, Universal considered its past operating history as well as the effect of acquisitions on its full year results, statutory restrictions on the use of operating losses from acquisitions, available tax planning strategies and its expectation of the level of timing of future taxable income.

NOTE 7 - SUBSEQUENT EVENTS:

In July 1997, Universal consummated the purchase of 91 boards in and around New York, New York for approximately $51.0 million in cash. Additionally, Universal purchased approximately 63 boards in and around Memphis, Tennessee and Tunica, Mississippi for approximately $2.5 million in cash.

In August 1997, the Holding Company filed an offering of common stock of 1.3 million shares for approximately $45 million in proceeds to the Holding Company.

Item 2. Management's Discussion and Analyses of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996

     Universal Outdoor, Inc. (the "Company") is a wholly-owned subsidiary of Universal Outdoor Holdings, Inc. (the "Parent"). The Company and its consolidated subsidiaries constitute the operating subsidiaries of the Parent. As used herein, references to the "Company" include the consolidated subsidiaries of the Company, unless the context otherwise requires.

     This quarterly report contains forward-looking statements that involve risks and uncertainties. When used in this quarterly report, the words "anticipate," "believe," "estimate" and "expect" and similar expressions as they relate to the Company and its management are intended to identify such forward-looking statements. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, such forward-looking statements. Factors that could effect such results, performance or achievement are set forth in "Risk Factors" in Post-Effective Amendment No.6 in the Parent's Registration Statement on Form S-1 (File No. 33-93852).

     Net revenues increased 270.6% to $97.1 million during the first six months of 1997 compared to $26.2 million in the corresponding 1996 period. This increase was a result of inclusion of approximately $6.9 million of revenues from the first three months of 1997 from the Minneapolis and Jacksonville markets (the "Naegele Markets") which were acquired from NOA Holding Company ("Naegele") in April 1996 (the "Naegele Acquisition"). Additionally, $25.0 million is attributable to markets acquired from Outdoor Advertising Holdings, Inc. in October of 1996 (the "POA Acquisition"), and $24.6 million is attributable to markets acquired from Revere Holding Corp. in December 1996 ( the "Revere Acquisition"), Matthew Outdoor Advertising Acquisition Co., L.P. in January 1997 (the "Matthew Acquisition") and the Baltimore market acquired from Lamar Advertising Company in June 1997 (the "Penn Acquisition"). Revenues from markets located in and around Memphis (TN) and Tunica County (MS) which were acquired by the Company in January 1997 (the "Memphis/Tunica Acquisition") contributed $8.5 million. The remaining $5.9 million or 22.5% increase in net revenues was a result of higher advertising rates and occupancy levels on the Company's signboards and inclusion for the full six months of signboard revenues from advertising display faces in the Des Moines (IA) and Dallas (TX) markets which were acquired in 1996 (the "Additional Acquisitions"). Overall net revenues from tobacco advertising increased to $10.3 million in the first six months of 1997 compared to $3.4 million in the 1996 period. This increase was due mainly to the inclusion of tobacco revenues from the acquired markets. As a percentage of net revenues, tobacco advertising sales decreased to 10.6% in the first six months of 1997 compared to 13.0% in the 1996 period.

     The tobacco industry has recently engaged in negotiations to settle litigation against such industry. The tobacco companies have reached a proposed settlement that, upon the approval of Congress, will become final and binding. Such proposed settlement would require a total ban of tobacco advertising on outdoor billboards and signs. Any such ban may have a material adverse effect on the Company's revenues at least in the immediate period following the imposition of such ban while alternate sources of advertising are secured. There can be no assurance that the Company will immediately replace such advertising revenue currently attributed to the tobacco industry in the event of a total ban of tobacco advertising on outdoor billboards and signs. Furthermore, even in the event the advertising ban does not take place, state and local governments, including state and local governments in areas where the Company does business, have recently proposed and some have enacted regulations restricting or banning outdoor advertising of tobacco in certain jurisdictions.

     Direct cost of revenues increased to $38.1 million in the first six months of 1997 compared to $9.5 million in the 1996 period. The Naegele Markets and the POA Acquisition accounted for $2.9 million and $8.2 of the increase, respectively. The Revere Acquisition, the Matthew Acquisition, the Penn Acquisition and the Memphis/Tunica Acquisition accounted for $14.9 million. As a percentage of net revenues, direct cost of revenues increased to 39.2% in the first six months of 1997 compared to 36.3% in the 1996 period.

     General and administrative expenses increased to $9.5 million in the first six months of 1997 from $3.1 million in the 1996 period. As a percentage of net revenues, general and administrative expenses decreased to 9.8% in the first six months of 1997 compared to 11.8% in the 1996 period. This percentage decrease was due to the addition of the new markets' revenues without a significant increase in staffing or other corporate overhead expenses.

     Depreciation and amortization expense increased to $27.1 million in the first six months of 1997 compared to $4.7 million in the 1996 period. This increase was due to significant increases in the fixed assets and goodwill as a result of acquisitions.

     Total interest expense increased to $21.9 million in the first six months of 1997 compared to $6.1 million in the 1996 period. The increase resulted from increased debt outstanding under the Company's revolving credit facility which was incurred to finance the Revere, Matthew and Memphis/Tunica Acquisitions and from the issuance by the Company of $225 million 9 3/4% Senior Subordinated Notes due 2006 in October 1996 and $100 million 9 3/4% Series B Subordinated Notes due 2006 in December 1996.

      The foregoing factors contributed to the Company's $1.0 million net income in the first six months of 1997 compared to income of $1.2 million in the 1996 period.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996

     Net revenues increased 198.3% to $53.1 million during the three months ended June 1997 compared to $17.8 million in the corresponding 1996 period. This increase was a result of inclusion of approximately $13.1 million attributable to markets acquired from the POA Acquisition, and $14.4 million is attributable to markets acquired from the Revere Acquisition, the Matthew Acquisition and the Baltimore market acquired from the Penn Acquisition. Revenues from the Memphis/Tunica Acquisition contributed $4.3 million. The remaining $3.5 million or 19.7% increase in net revenues was a result of higher advertising rates and occupancy levels on the Company's signboards and inclusion for the full three months of signboard revenues from the Additional Acquisitions. Overall net revenues from tobacco advertising increased to $5.9 million in the three months ended June 1997 compared to $2.2 million in the 1996 period. This increase was due mainly to the inclusion of tobacco revenues from the acquired markets. As a percentage of net revenues, tobacco advertising sales decreased to 11.1% in the three months ended June 1997 compared to 12.4% in the 1996 period.

     Direct cost of revenues increased to $19.7 million in the three months ended June 1997 compared to $5.9 million in the 1996 period. The POA Acquisition accounted for $4.2 million of the increase. The Revere Acquisition, the Matthew Acquisition, the Penn Acquisition and the Memphis/Tunica Acquisition accounted for $7.9 million. As a percentage of net revenues, direct cost of revenues increased to 37.1% in the three months ended June 1997 compared to 33.1% in the 1996 period.

     General and administrative expenses increased to $5.1 million in the three months ended June 1997 from $1.9 million in the 1996 period. As a percentage of net revenues, general and administrative expenses decreased to 9.6% in the three months ended June 1997 compared to 10.7% in the 1996 period. This percentage decrease was due to the addition of the new markets' revenues without a significant increase in staffing or other corporate overhead expenses.

     Depreciation and amortization expense increased to $14.2 million in the three months ended June 1997 compared to $2.6 million in the 1996 period. This increase was due to significant increases in the fixed assets and goodwill as a result of the acquisitions.

     Total interest expense increased to $11.2 million in the three months ended June 1997 compared to $3.7 million in the 1996 period. The increase resulted from increased debt outstanding under the Company's credit facility which was incurred to finance the Revere, Matthew and Memphis/Tunica Acquisitions and from the issuance by the Company of $225 million 9 3/4% Senior Subordinated Notes due 2006 in October 1996 and $100 million 9 3/4% Series B Subordinated Notes due 2006 in December 1996.

      The foregoing factors contributed to the Company's $3.2 million net income in the three months ended June 1997 compared to income of $2.0 million in the 1996 period.

LIQUIDITY AND CAPITAL RESOURCES

     In January 1997, the Company consummated the Memphis/Tunica Acquisition and as a result acquired 2,018 advertising display faces located in and around Memphis (TN) and Tunica County (MS) for a purchase price of approximately $71 million plus 100,000 shares of the Parent's stock. Additionally, in January 1997, the Company consummated the Matthew Acquisition and as a result acquired approximately 1,035 advertising display faces located in and around Metro New York, Northern New Jersey and Hudson Valley for a purchase price of approximately $40 million in cash.

     In February 1997 the Company acquired certain assets of (i) Adcraft, Inc. (the "Evansville Acquisition") for approximately $5.5 million in cash and (ii) Klein Outdoor Advertising (the "New Jersey Acquisition", and together with the Evansville Acquisition, the "February Acquisitions")for approximately $5.3 million in cash. As a result of the February Acquisitions, the Company acquired approximately 135 advertising display faces located in and around Evansville, Indiana and approximately 12 existing advertising display faces and 35 in process display faces in New Jersey.

     In March 1997 the Company acquired certain assets of TransAd, Inc.(the "TransAd Acquisition") for approximately $8.5 million in cash. As a result of the TransAd Acquisition, the Company acquired approximately 600 transit advertising panels in and around Memphis, Tennessee.

     In April 1997, the Company agreed to acquire the outdoor advertising assets of Allied Outdoor Advertising, Inc. for approximately $51.2 million in cash (the "Allied Acquisition"). Upon consummation of the Allied Acquisition in July 1997, the Company acquired approximately 90 outdoor advertising display faces in New York City and New Jersey.

     In June 1997, the Company acquired the stock of Penn Advertising of Baltimore from Lamar Advertising, (the "Penn Acquisition"), for approximately $46.5 million in cash. As a result of the Penn Acquisition, the Company acquired approximately 1,440 advertising display faces located in Baltimore, Maryland.

     In May 1997, the Company increased the total commitment of its revolving credit facility to $300 million by adding a $75 million term loan which was drawn by the Company in order to pay down outstanding amounts owed by the Company under its revolving credit facility. At June 30, 1997 the Company's credit facility had approximately $181.3 million outstanding.

     Net cash provided by operating activities increased to $7.7 million for the six months ended June 30, 1997 from $6.2 million for the 1996 period. Net cash provided by operating activities reflects the Company's net income adjusted for non-cash items and the use or source of cash for the net change in working capital.

     The Company's net cash used in investing activities of $185.9 million for the six months ended June 30, 1997 includes cash used for acquisitions of $177.3 million and other capital expenditures of $8.6 million. Capital expenditures have been made primarily to develop new structures in each of the markets. The Company intends to continue to develop new structures in its markets and to consider potential acquisitions in the Midwestern, Southeastern and Eastern regions and contiguous markets. Management believes that its internally generated funds, together with available borrowings under its credit facility, will be sufficient to satisfy its cash requirements, including anticipated capital expenditures, for the foreseeable future. However, in the event cash from operations, together with available funds under the Company's credit facility are insufficient to satisfy its cash requirements, the Company may obtain funds from additional sources of indebtedness and/or equity offerings by Parent to finance its operations including, without limitation, additional acquisitions.

     For the six months ended June 30, 1997, $159.3 million was provided by financing activities due to increased borrowings under the Company's credit facilities. For the 1996 period, $104.0 million was used in financing activities primarily due to acquisitions.

NEW ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (SFAS) No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, which established a new accounting principle for reporting information about operating segments in annual financial statements and interim financial reports. It also established standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The Company is currently evaluating the applicability of this standard. However, the Company does not expect a material impact on disclosures in the Company's financial statements.

PART II   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     Note 5 to the financial statements of the Company included in Part I of this report is hereby incorporated by reference.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS.

           NUMBER                        DESCRIPTION

           2.1 Stock Purchase Agreement dated as of June 3, 1997 among Florida Logos, Inc., The Lamar Corporation, Lamar Advertising Company, as Guarantor, and the Company.

           2.2 Agreement to purchase certain assets, dated as of June 30, 1997, among Amelia Newman, Marilyn Cole, Universal Outdoor (N.Y.) Advertising Acquisition Corporation, Universal Outdoor, Inc. and Allied Outdoor Advertising, Inc.

           3.1 Third Amended and Restated Articles of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1 (File No. 333-12427) (the "Registration Statement"))


           3.2 Second Amended and Restated By-Laws of the Registrant (incorporated herein by reference to Exhibit 3.2 of the Registration Statement)

           10.1 Term Loan Agreement among the Company, various lending institutions, LaSalle National Bank as Co-Agent and Bankers Trust Company as Agent dated as of May 21, 1997 (filed as Exhibit 10.7 to Post-Effective Amendment No. 5 to the Universal Outdoor Holdings, Inc. Registration Statement on Form S-1 (File No. 33-93852) and incorporated herein by reference)

           10.2 Amended and Restated Credit Agreement among the Company, various lending institutions, LaSalle National Bank as Co-Agent and Bankers Trust Company as Agent dated as of May 21, 1997 (filed as Exhibit 10.8 to Post-Effective Amendment No. 5 to the Universal Outdoor Holdings, Inc. Registration Statement on Form S-1 ( File No. 33-93852) and incorporated herein by reference)

           27      Financial Data Schedule


(b) REPORTS ON FORM 8-K - The Registrant filed the following report on Form 8-K during the quarter ended June 30, 1997:

     Form 8-K, filed April 30, 1997 to report the extension of the Registrant's offer to exchange its 9 3/4% Series B Senior Subordinated Notes due 2006 for
9 3/4% Series B Senior Subordinated Exchange Notes due 2006.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   UNIVERSAL OUTDOOR, INC.


                                     /s/ Brian T. Clingen

                                   Brian T. Clingen
                                   Vice President and Chief Financial Officer


August 7, 1997

                                LIST OF EXHIBITS


     NUMBER                        DESCRIPTION

     2.1 Stock Purchase Agreement dated as of June 3, 1997 among Florida Logos, Inc., The Lamar Corporation, Lamar Advertising Company, as Guarantor, and the Company.

     2.2 Agreement to purchase certain assets, dated as of June 30, 1997, among Amelia Newman, Marilyn Cole, Universal Outdoor (N.Y.) Advertising Acquisition Corporation, Universal Outdoor, Inc. and Allied Outdoor Advertising, Inc.

     3.1 Third Amended and Restated Articles of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1 (File No. 333-12427) (the "Registration Statement"))

     3.2 Second Amended and Restated By-Laws of the Registrant (incorporated herein by reference to Exhibit 3.2 of the Registration Statement)

     10.1 Term Loan Agreement among the Company, various lending institutions, LaSalle National Bank as Co-Agent and Bankers Trust Company as Agent dated as of May 21, 1997 (filed as Exhibit 10.7 to Post-Effective Amendment No. 5 to the Universal Outdoor Holdings, Inc. Registration Statement on Form S-1 (File No. 33-93852) and incorporated herein by reference)

     10.2 Amended and Restated Credit Agreement among the Company, various lending institutions, LaSalle National Bank as Co-Agent and Bankers Trust Company as Agent dated as of May 21, 1997 (filed as
               Exhibit 10.8 to Post-Effective Amendment No. 5 to the Universal Outdoor Holdings, Inc. Registration Statement on Form S-1 ( File No. 33-93852) and incorporated herein by reference)

     27        Financial Data Schedule