Form 10-Q
period 1997-09-30
UNIVERSAL OUTDOOR INC
filed 1997-11-12
CIK 916079

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
[x]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                        COMMISSION FILE NUMBER 033-72810




                             UNIVERSAL OUTDOOR, INC.




           ILLINOIS                                36-2827496
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

                     YES     X                 NO
                         --------                 -------

THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK, $0.01 PAR VALUE, AS OF NOVEMBER 11, 1997 WAS 10,000 SHARES.

Part I.   Financial Information
Item 1.   Financial Statements


                            UNIVERSAL OUTDOOR, INC.
        (a wholly owned subsidiary of Universal Outdoor Holdings, Inc.)


                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                             (Dollars in thousands)


                                                  September 30,   December 31,
                                                       1997           1996
                                                  -------------   -------------
                                     ASSETS
Current assets:
  Cash and equivalents                                $  17,762     $  11,631
  Cash held in escrow                                         -         9,455
  Accounts receivable, less allowance
    for doubtful accounts of $2,509 and $2,849           33,309        20,927
  Accounts receivable - Parent                              253         2,708
  Other receivables                                       2,498         1,445
  Prepaid land leases                                     7,466         4,010
  Prepaid insurance and other                             5,289         4,173
                                                  -------------   -------------
      Total current assets                               66,577        54,349
                                                  -------------   -------------
Property and equipment, net                             596,602       382,555
Goodwill and intangible assets, net                     240,240       219,009
Other assets, net                                        18,534        25,114
                                                  -------------   -------------
Total assets                                         $  921,953      $681,027
                                                  =============   =============
                          LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
     Accounts payable                                       953         3,373
     Accrued expenses                                    33,488        26,544
                                                  -------------   -------------
      Total current liabilities                          34,441        29,917
                                                  -------------   -------------
Long-term debt and other obligations                    502,747       347,941
Other long-term liabilities                                 931           485
Long-term deferred income tax liabilities                79,961        71,700

Commitments and contingencies                                 -          -

Stockholder's equity:
 Common stock, $.01 par value, 1,000,000 shares authorized;
   10,000 shares issued and outstanding                       -          -
  Additional paid in capital                             345,503       274,821
  Accumulated deficit                                   (41,630)      (43,837)
                                                  -------------   -------------
      Total  stockholder's equity                       303,873       230,984
                                                  -------------   -------------
Total liabilities and stockholder's equity             $921,953      $681,027
                                                  =============   =============

           See accompanying notes to consolidated financial statements.

                                 UNIVERSAL OUTDOOR, INC.
              (a wholly owned subsidiary of Universal Outdoor Holdings, Inc.)

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                             (Dollars in thousands)

                                           For the                       For the
                                      Three Months Ended            Nine Months Ended
                                         September 30,                 September 30,
                                  ------------------------     -------------------------
                                      1997            1996           1997           1996
                                  ---------      ---------     ----------      ---------
Revenues                          $  61,434      $  20,942     $  167,611      $  50,308
Less agency commissions               5,799          2,299         14,863          5,426
                                  ---------      ---------     ----------      ---------
   Net revenues                      55,635         18,643        152,748         44,882
                                  ---------      ---------     ----------      ---------
Operating expenses:
  Direct cost of revenues            21,685          6,512         59,789         16,032
  General and administrative
   expenses                           4,400          1,709         13,949          4,785
  Depreciation and amortization      15,901          4,532         42,989          9,207
                                  ---------      ---------     ----------      ---------
                                     41,986         12,753        116,727         30,024
                                  ---------      ---------     ----------      ---------
Operating income                     13,649          5,890         36,021         14,858

Other (income) expenses:
  Interest expense                   11,897          2,808         32,830          8,679
  Interest expense - amortization
   of deferred financing costs          483              -          1,448            215
  Other, net                             50              5           (464)         1,678
                                  ---------      ---------     ----------      ---------

      Total other expense            12,430          2,813         33,814         10,572
                                  ---------      ---------     ----------      ---------
      Net income                   $  1,219       $  3,077       $  2,207       $  4,286
                                  ---------      ---------     ----------      ---------
                                  ---------      ---------     ----------      ---------

              See accompanying notes to consolidated financial statements.

                                 UNIVERSAL OUTDOOR, INC.
        (a wholly owned subsidiary of Universal Outdoor Holdings, Inc.)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)
                             (Dollars in thousands)

                                                       For the Nine Months Ended
                                                              September 30,
                                                            1997          1996
                                                            ----          ----
Cash flows from operating activities:
  Net income (loss)                                      $  2,207       $  4,286
  Depreciation and amortization                            42,989          7,759
  Amortization of deferred financing costs                  1,448            215
  Costs related to acquisition                                  -          1,750
  Changes in assets and liabilities, net of effects
    from acquisitions:
    Accounts receivable and other receivables             (12,307)        (1,856)
    Prepaid land leases, insurance and other               (3,534)          (678)
    Accounts payable, accrued expense and other            (6,265)         4,781
    Accounts receivable/payable - Parent                     (383)        52,593
                                                           ------         ------
      Net cash from operating activities                   24,155         68,850
                                                           ------         ------

Cash flows used in investing activities:


  Capital expenditures                                    (14,024)        (4,313)
  Payments for acquisitions, net of cash acquired        (237,225)      (124,035)
  Acquisition costs                                             -            (74)
  Other payments                                                -             (2)
                                                           ------         ------
      Net cash used in investing activities              (251,249)      (128,424)
                                                           ------         ------


Cash flows from (used in) financing activities:
 Net borrowings under credit agreements                   155,400          2,822
 Proceeds from issuance of long term debt                       -         75,000
 Long-term debt repayments                                 (1,162)       (47,329)
 Deferred financing costs                                  (1,150)             -
 Additional paid in capital                                70,682         30,000
 Other                                                          -            (90)
                                                           ------         ------
      Net cash from financing activities                  223,770         60,403
                                                           ------         ------
Net increase (decrease) in cash and equivalents            (3,324)           829
Cash and equivalents, at beginning of period               21,086             19
                                                           ------         ------
Cash and equivalents, at end of period                  $  17,762         $  848
                                                           ------         ------
                                                           ------         ------
Supplemental cash flow information:
  Interest paid during the period                       $  23,637       $  6,943
                                                           ------         ------
                                                           ------         ------

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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments, which were of a normal recurring nature, necessary to present fairly the financial position of Universal as of September 30, 1997, and the results of its operations and its cash flows for the periods presented herein.

Earnings per share calculations have not been presented because Universal is a wholly owned subsidiary of Universal Outdoor Holdings, Inc. (the "Holding Company").

NOTE 2 - CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT):


                                                                                       Total
                                                     Additional                    Stockholder's
                                        Shares of     Paid In        Accumulated      Equity
                                      Common Stock     Capital         Deficit       (Deficit)
                                      ------------   ----------      -----------   ------------
Balance at December 31, 1996             10,000       $274,821        $(43,837)     $230,984
Capital contributions from Parent           -           70,682            -           70,682
Net income for the nine months
    ended September 30, 1997                -               -            2,207         2,207
                                         ------       --------        --------      --------
Balance at September 30, 1997            10,000       $345,503        $(41,630)     $303,873
                                         ======       ========        ========      ========

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

In July 1997, Universal acquired 143 display faces in and around Memphis, Tennessee for $2.4 million in cash. Also in July, Universal acquired 90 advertising display faces in and around New York, New York for approximately $51.0 million in cash.

In September 1997, Universal acquired 325 display faces in and around Chattanooga, Tennessee for approximately $2.4 million in cash.

All completed acquisitions have been accounted for under the purchase method of accounting and accordingly, the operating results of the acquired businesses are included in Universal's consolidated financial statements from the respective dates of acquisition.

The following unaudited pro forma financial information includes the results of operations of the 1996 and 1997 acquisitions, as noted in Universal's Annual Report on Form 10-K and the notes included herein, as if the transactions had been consummated as of the beginning of the period presented after including the impact of certain adjustments such as depreciation of advertising structures, amortization of goodwill and other intangibles, reduction of corporate expenses relating to the elimination of certain duplicate corporate expenses, principally relating to employee costs and other corporate activities and interest expense on debt assumed to have been incurred to complete the transactions.

                                          For the Nine Months Ended
                                               1996       1997
                                           ----------- ----------
                                            Pro Forma  Pro Forma
                                           ----------- ----------
                                           (unaudited) (unaudited)

Net revenues                               $144,637    $156,038
Depreciation and amortization                43,525      44,842
Operating income                             27,131      35,848
Interest expense                             39,456      36,254
Net income (loss) before income taxes     ($ 12,325)     ($ 406)

These unaudited pro forma results are not necessarily indicative of what actually would have occurred if the acquisitions had been in effect for the entire periods presented and are not intended to project future results.

NOTE 4 - RELATED-PARTY TRANSACTIONS:

Transactions occur between Universal and the Holding Company and the receivable and payable balances fluctuate accordingly. As of September 30, 1997, Universal has a $253 receivable from the Holding Company.

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

NOTE 6 - INCOME TAXES:

In arriving at a determination not to provide for income taxes, Universal considered its past operating history as well as the anticipated effect of acquisitions on its expected full year results, statutory restrictions on the use of operating losses from acquisitions, available tax planning strategies and its expectation of the level of timing of future taxable income.

NOTE 7 - COMMON STOCK OFFERING:

On August 15, 1997 the Holding Company completed an offering of 5,912,500 shares of Common Stock of which 2,109,105 were primary shares and 3,803,395 were secondary shares (the "August Offering"). Proceeds to the Holding Company from the August Offering totaled approximately $70.7 million. All of the proceeds were used to reduce outstanding indebtedness.

In October 1997, Universal acquired 25 display faces in and around the New York metropolitan area for $15.8 million in cash. Also in October 1997, Universal acquired 178 display faces in the Tampa, Florida area for $4.5 million in cash and 85 display faces in the Chicago, IL area for $4.0 million in cash.

In October 1997, the Holding Company announced an agreement to merge with Clear Channel Communications, Inc., a San Antonio based diversified media company.

Item 2. Management's Discussion and Analyses of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996

     Universal Outdoor, Inc. (the "Company") is a wholly owned subsidiary of Universal Outdoor Holdings, Inc. (the "Parent"). The Company and its consolidated subsidiaries constitute the operating subsidiaries of the Parent. As used herein, references to the "Company" include the subsidiaries of the Company, unless the context otherwise requires.

     This quarterly report contains forward-looking statements that involve risks and uncertainties. When used in this quarterly report, the words "anticipate," "believe," "estimate," "expect" and similar expressions as they relate to the Company and its management are intended to identify such forward-looking statements. The Company's actual results, performance, or achievements could differ materially from the results expressed in, or implied by, such forward-looking statements. Factors that could effect such results, performance or achievement are set forth in "Risk Factors" in Amendment No.1 in the Parent's Registration Statement on Form S-3 (File No. 333-32607).

     Net revenues increased 240.1% to $152.7 million during the first nine months of 1997 compared to $44.9 million in the corresponding 1996 period. This increase was a result of inclusion of approximately $6.9 million of revenues from the first three months of 1997 from the Minneapolis (MN) and Jacksonville (FL) markets (the "Naegele Markets") which were acquired from NOA Holding Company ("Naegele") in April 1996 (the "Naegele Acquisition"). Additionally, $38.5 million is attributable to markets acquired from Outdoor Advertising Holdings, Inc. in October of 1996 (the "POA Acquisition"), and $43.1 million is attributable to markets acquired from Revere Holding Corp. in December 1996 ( the "Revere Acquisition"), Matthew Outdoor Advertising Acquisition Co., L.P. in January 1997 (the "Matthew Acquisition"), Lamar Advertising Company in June 1997 (the "Penn Acquisition"), and Allied Outdoor Advertising, Inc. in July 1997 (the "Allied Acquisition"). Revenues from markets located in and around Memphis (TN) and Tunica County (MS) which were acquired by the Company in January 1997 (the "Memphis/Tunica Acquisition") and the markets in and around Memphis (TN) which were acquired in July 1997 (the "Swaney Acquisition") contributed $12.6 million. The remaining $6.7 million or 14.9% increase in net revenues was a result of higher advertising rates and occupancy levels on the Company's signboards and inclusion for the full nine months of signboard revenues from advertising display faces in the Des Moines (IA) and Dallas (TX) markets which were acquired in 1996 (the "Additional Acquisitions"). Overall net revenues from tobacco advertising increased to $16.7 million in the first nine months of 1997 compared to $5.3 million in the 1996 period. This increase was due mainly to the inclusion of tobacco revenues from the acquired markets. As a percentage of net revenues, tobacco advertising sales decreased to 10.9% in the first nine months of 1997 compared to 11.8% in the 1996 period. On a proforma basis, net revenues increased primarily due to higher rates and occupancy levels.

     The tobacco industry has recently engaged in negotiations to settle litigation against such industry. The tobacco companies have reached a proposed settlement that, upon approval of Congress, will become final and binding. Such proposed settlement would require a total ban of tobacco advertising on outdoor billboards and signs. Any such ban may have a material adverse effect on the Company's revenues at least in the immediate period following the imposition of such ban while alternate sources of advertising are secured. There can be no assurance that the Company will immediately replace such advertising revenue currently attributed to the tobacco industry in the event of a total ban of tobacco advertising on outdoor billboards and signs. Furthermore, even in the event the advertising ban does not take place, state and local governments, including state and local governments in areas where the Company does business, have recently proposed and some have enacted regulations restricting or banning outdoor advertising of tobacco in certain jurisdictions.

     Direct cost of revenues increased to $59.8 million in the first nine months of 1997 compared to $16.0 million in the 1996 period. The Naegele Markets and the POA Acquisition accounted for $6.3 million and $12.6 of the increase, respectively. The Revere Acquisition, the Matthew Acquisition, the Penn Acquisition, the Memphis/Tunica Acquisition, and the Swaney Acquisition accounted for $24.2 million. As a percentage of net revenues, direct cost of revenues increased to 39.2% in the first nine months of 1997 compared to 35.6% in the 1996 period.

     General and administrative expenses increased to $14.0 million in the first nine months of 1997 from $4.8 million in the 1996 period. As a percentage of net revenues, general and administrative expenses decreased to 9.2% in the first nine months of 1997 compared to 10.7% in the 1996 period. This percentage decrease was due to the addition of the new markets' revenues without a significant increase in staffing or other corporate overhead expenses.

     Depreciation and amortization expense increased to $43.0 million in the first nine months of 1997 compared to $9.2 million in the 1996 period. This increase was due to significant increases in the fixed assets and goodwill as a result of the acquisitions.

     Total interest expense increased to $34.3 million in the first nine months of 1997 compared to $8.9 million in the 1996 period. The increase resulted from increased debt outstanding under the Company's revolving credit facility which was incurred to finance the Revere, Matthew, Memphis/Tunica, Penn and Allied Acquisitions and from the issuance by the Company of $225 million 9 3/4% Senior Subordinated Notes due 2006 in October 1996 and $100 million 9 3/4% Series B Subordinated Notes due 2006 in December 1996.

     Other expenses in 1996 included a $1.8 million charge for expenses arising out of the Naegele Acquisition.

     The foregoing factors contributed to the Company's $2.2 million net income in the first nine months of 1997 compared to income of $4.3 million in the 1996 period.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996

     Net revenues increased 198.9% to $55.6 million during the three months ended September 1997 compared to $18.6 million in the corresponding 1996 period. This increase was a result of inclusion of approximately $13.5 million attributable to markets acquired from the POA Acquisition and $18.5 million is attributable to markets acquired from the Revere Acquisition, the Matthew Acquisition, the Penn Acquisition, and the Allied Acquisition. Revenues from the Memphis/Tunica and the Swaney Acquisitions contributed $4.1 million. The remaining $0.9 million or 4.8% increase in net revenues was a result of higher advertising rates and occupancy levels on the Company's signboards. Overall net revenues from tobacco advertising increased to $6.4 million in the three months ended September 1997 compared to $1.9 million in the 1996 period. This increase was due mainly to the inclusion of tobacco revenues from the acquired markets. As a percentage of net revenues, tobacco advertising sales increased to 11.5% in the three months ended September 1997 compared to 10.2% in the 1996 period.

     Direct cost of revenues increased to $21.7 million in the three months ended September 1997 compared to $6.5 million in the 1996 period. The POA Acquisition accounted for $4.4 million of the increase. The Revere Acquisition, the Matthew Acquisition, the Penn Acquisition, the Allied Acquisition and the Memphis/Tunica Acquisition accounted for $9.3 million. As a percentage of net revenues, direct cost of revenues increased to 39.0% in the three months ended September 1997 compared to 34.9% in the 1996 period.

     General and administrative expenses increased to $4.4 million in the three months ended September 1997 from $1.7 million in the 1996 period. As a percentage of net revenues, general and administrative expenses decreased to 7.9% in the three months ended September 1997 compared to 9.1% in the 1996 period. This percentage decrease was due to the addition of the new markets' revenues without a significant increase in staffing or other corporate overhead expenses.

     Depreciation and amortization expense increased to $15.9 million in the three months ended September 1997 compared to $4.5 million in the 1996 period. This increase was due to significant increases in the fixed assets and goodwill as a result of the acquisitions.

     Total interest expense increased to $12.4 million in the three months ended September 1997 compared to $2.8 million in the 1996 period. The increase resulted from increased debt outstanding under the Company's revolving credit facility which was incurred to finance the Revere, Matthew, Memphis/Tunica, Penn and Allied Acquisitions and from the issuance by the Company of $225 million 9 3/4% Senior Subordinated Notes due 2006 in October 1996 and $100 million 9 3/4% Series B Subordinated Notes due 2006 in December 1996.

      The foregoing factors contributed to the Company's $1.2 million net income in the three months ended September 1997 compared to income of $3.1 million in the 1996 period.

LIQUIDITY AND CAPITAL RESOURCES

     In January 1997, the Company consummated the Memphis/Tunica Acquisition and as a result acquired 2,018 advertising display faces located in and around Memphis (TN) and Tunica County (MS) for a purchase price of approximately $71 million plus 100,000 shares of the Parent's Common Stock. Additionally, in January 1997, the Company consummated the Matthew Acquisition and as a result acquired approximately 1,035 advertising display faces located in and around Metro New York, Northern New Jersey and Hudson Valley for a purchase price of approximately $40 million in cash.

      In February 1997, the Company acquired certain assets of (i) Adcraft, Inc. (the "Evansville Acquisition") for approximately $5.5 million in cash and (ii) David Klein Outdoor Advertising (the "New Jersey Acquisition," and together with the Evansville Acquisition, the "February Acquisitions") for approximately $5.3 million in cash. As a result of the February Acquisitions, the Company acquired approximately 135 advertising display faces located in and around Evansville, Indiana and approximately 12 existing advertising display faces and 35 in process display faces in New Jersey.

     In March 1997, the Company acquired certain assets of TransAd, Inc. (the "TransAd Acquisition") for approximately $8.5 million in cash. As a result of the TransAd Acquisition the Company acquired approximately 600 transit advertising panels in and around Memphis, Tennessee.

     In June 1997, the Company acquired the stock of Penn Advertising of Baltimore from Lamar Advertising, for approximately $46.5 million in cash.
As a result of the Penn Acquisition, the Company acquired approximately 1,450 advertising display faces located in Baltimore, Maryland.

     In July 1997, the Company acquired the assets of Swaney Outdoor Advertising, LLC for approximately $2.4 million in cash. As a result of the Swaney Acquisition, the Company acquired approximately 143 advertising display faces in and around Memphis, Tennessee.

     In July 1997, the Company acquired the outdoor advertising assets of Allied Outdoor Advertising, Inc. for approximately $51.0 million in cash. As a result of the Allied Acquisition, the Company acquired approximately 90 outdoor advertising display faces in and around New York, New York.

     In September 1997, the Company acquired the stock of Visual Consultants Inc. and its subsidiary Visual Outdoor Advertising, Inc. (the "Visual Acquisition") for approximately $2.4 million in cash. As a result of the Visual Acquisition, the Company acquired approximately 325 advertising display faces in and around Chattanooga, Tennessee.

     In May 1997, the Company increased the total commitment of its revolving credit facility to $300 million by adding a $75 million term loan which was drawn by the Company in order to pay down outstanding amounts owned by the Company under its revolving credit facility. At September 30, 1997 the Company's credit facility had approximately $175.4 million outstanding.

     In August 1997, the Parent completed an offering of 5,912,500 shares of Common Stock of which 2,109,105 were primary shares and 3,803,395 were secondary shares (the "August Offering"). Proceeds to the Parent from the August Offering totaled approximately $70.7 million. All of the proceeds were used to reduce outstanding indebtedness.

     Net cash provided by operating activities decreased to $24.2 million for the nine months ended September 30, 1997 from $68.9 million for the 1996 period. Net cash provided by operating activities reflects the Company's net income adjusted for non-cash items and the use or source of cash for the net change in working capital.

     The Company's net cash used in investing activities of $251.2 million for the nine months ended September 30, 1997 includes cash used for acquisitions of $128.4 million and other capital expenditures of $14.0 million. Capital expenditures have been made primarily to develop new structures in each of the markets. The Company intends to continue to develop new structures in its markets and to consider potential acquisitions in the Midwest, Midsouth, Florida and East regions and contiguous markets. Management believes that its internally generated funds, together with available borrowings under its credit facility, will be sufficient to satisfy its cash requirements, including anticipated capital expenditures, for the foreseeable future. However, in the event cash from operations, together with available funds under the Company's credit facility are insufficient to satisfy its cash requirements, the Company may obtain funds from additional sources of indebtedness and/or equity offerings by Parent to finance its operations including, without limitation, additional acquisitions.

     For the nine months ended September 30, 1997, $223.8 million was provided by financing activities primarily due to the offering of common stock by the Parent and increased borrowings under the Company's credit facilities. For the 1996 period, $60.4 million was provided by financing activities primarily due to the offering of common stock by the Parent and increased borrowings under the Company's credit facilities.

NEW ACCOUNTING PRONOUNCEMENTS

     The FASB has issued SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, which established a new accounting principle for reporting information about operating segments in annual financial statements and interim financial reports. It also established standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The Company is currently evaluating the applicability of this standard. However, the Company does not expect a material impact on disclosures in the Company's financial statements.

PART II   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     Note 5 to the financial statements of Universal Outdoor, Inc. (the "Company") included in Part I of this report is hereby incorporated by reference.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

NUMBER                             DESCRIPTION
------                             -----------

2 Agreement and Plan of Merger Among Clear Channel Communications, Inc., UH Merger Sub, Inc. and Universal Outdoor Holdings, Inc., dated October 23, 1997 (filed as Exhibit 2.1 to the Universal Outdoor Holdings, Inc. Current Report on Form 8-K dated October 30, 1997 (Commission File No. 000-20823) and incorporated herein by reference)

3.1 Third Amended and Restated Articles of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1 (File No. 333-12427) (the "Registration Statement"))

3.2 Second Amended and Restated By-Laws of the Registrant (incorporated herein by reference to Exhibit 3.2 of the Registration Statement)

27        Financial Data Schedule

------------------------------------------------------------------------------

(b) REPORTS ON FORM 8-K - The Registrant did not file any reports on Form 8-K during the quarter ended September 30, 1997.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 UNIVERSAL OUTDOOR, INC.

                                 /s/ Brian T. Clingen
                                 ------------------------------------------
                                 Brian T. Clingen
                                 Vice President and Chief Financial Officer

                                 /s/ Paul G. Simon
                                 --------------------------------------------
                                 Paul G. Simon
                                 Vice President, Secretary and General Counsel

November 12, 1997