Form 10-K
period 1997-12-31
UNIVERSAL OUTDOOR INC
filed 1998-03-30
CIK 916079

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-K

(Mark One)
     /x/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997.

     / / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from
                             to                    .

COMMISSION FILE NUMBER: 033-72810

                               UNIVERSAL OUTDOOR, INC.
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                ILLINOIS                               36-2827496
      (State or other jurisdiction                  (I.R.S. Employer
     of incorporation or organization)              Identification No.)

               311 SOUTH WACKER DRIVE, SUITE 6400, CHICAGO, ILLINOIS 60606
                                TELEPHONE: (312) 431-0822
                   (Address and telephone number of the of the
                     registrant's principal executive office)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (312) 431-0822

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
                                   Yes   X    No
                                        ----       ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  [   ]

     As of March 20, 1997, the aggregate market value of the registrant's common stock, par value $.01 per share, held by non-affiliates of the registrant was not determinable. There is no public market for the registrant's common stock.

     As of March 20, 1997, the number of shares outstanding of the registrant's Common Stock, par value $0.01 per share, was 10,000 shares.

                         DOCUMENTS INCORPORATED BY REFERENCE

Universal Outdoor Holdings, Inc.'s Registration Statement on Form S-3 filed with the Securities and Exchange Commission (File No. 333-32607)

                               CROSS REFERENCE SHEET
                                        AND
                                 TABLE OF CONTENTS


                                                                         PAGE NUMBER
                                                                         OR REFERENCE
                                                                         ------------
PART I
     Item 1 -- Business. . . . . . . . . . . . . . . . . . . . . . . . .        1
     Item 2 -- Properties. . . . . . . . . . . . . . . . . . . . . . . .       10
     Item 3 -- Legal Proceedings . . . . . . . . . . . . . . . . . . . .       11
     Item 4 -- Submission of Matters to a Vote of Security Holders . . .       11

PART II
     Item 5 -- Market for the Company's Common Stock and Related
               Stockholder Matters . . . . . . . . . . . . . . . . . . .       12
     Item 6 -- Selected Financial Data . . . . . . . . . . . . . . . . .       13
     Item 7 -- Management's Discussion and Analysis of
               Financial Condition and Results of Operations . . . . . .       14
     Item 8 -- Financial Statements and Supplementary Data . . . . . . .       21
     Item 9 -- Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosures. . . . . . . . . . .       40

PART III
     Item 10 -- Executive Officers and Directors . . . . . . . . . . . .       41
     Item 11 -- Executive Compensation . . . . . . . . . . . . . . . . .       43
     Item 12 -- Security Ownership of Certain Beneficial Owners and
                Management . . . . . . . . . . . . . . . . . . . . . . .       44
     Item 13 -- Certain Relationships and Related Transactions . . . . .       45

PART IV
     Item 14 - Exhibits, Financial Schedules, and Reports on Form 8-K. .       47


                                        PART I

                                  ITEM 1 -- BUSINESS

GENERAL

     Universal Outdoor, Inc. (the "Company") is a leading outdoor advertising company operating approximately 33,994 advertising display faces in 3 large, regional operating areas: the MIDWEST (Chicago (IL), Minneapolis/St. Paul (MN), Indianapolis (IN), Milwaukee (WI), Des Moines (IA), Evansville (IN) and Dallas
(TX)), the SOUTHEAST (Orlando (FL), Jacksonville (FL), Ocala (FL) and the Atlantic Coast and Gulf Coast areas of Florida, Memphis (TN), Tunica (MS), Chattanooga (TN), and Myrtle Beach (SC)) and the EAST COAST (New York (NY), Baltimore (MD), Washington, D.C., Philadelphia (PA), Northern New Jersey, Wilmington (DE), Salisbury (MD) and Hudson Valley (NY)). The Company was incorporated in Illinois in 1975. The Company is a wholly-owned subsidiary of Universal Outdoor Holdings, Inc. ("Parent"). The Company and its consolidated subsidiaries constitute the operating subsidiaries of Parent. As used herein, references to the "Company" include the consolidated subsidiaries of the Company, unless the context otherwise requires.

     This Item 1 contains forward-looking statements that involve risks and uncertainties. When used in this Item 1, the words "anticipate", "believe", "estimate", and "expect" and similar expressions as they relate to the Company and its management are intended to identify such forward-looking statements.
The Company's actual results, performance, or achievements could differ materially from the results expressed in, or implied by, such forward-looking statements. Factors that could affect such results, performance, or achievements are set forth in "Risk Factors" in the Final Prospectus dated August 15, 1997 filed in connection with the Parent's Registration Statement on Form S-3 filed with the Securities and Exchange Commission (File No. 333-32607).

INDUSTRY OVERVIEW

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

     The outdoor advertising industry has experienced significant change in recent periods due to a number of factors. First, the entire "out-of-home" advertising category has expanded to include, in addition to traditional billboards and roadside displays, displays in shopping centers and malls, airports, stadiums, movie theaters and supermarkets, as well as on taxis, trains, buses, blimps and subways. Second, while the outdoor advertising industry has experienced a decline in the use of outdoor advertising by tobacco companies, it has increased its visibility with and attractiveness to local advertisers as well as national retail and consumer product-oriented companies. Third, the industry has benefitted significantly from improvements in production technology, including the use of computer printing, vinyl advertising copy and improved lighting techniques, which have facilitated a more dynamic, colorful and creative use of the medium. These technological advances have allowed the outdoor advertising industry to respond more promptly and cost effectively to the changing needs of its advertising customers and make greater use of advertising copy used in other media. Lastly, the outdoor advertising industry has benefitted from the growth in automobile travel time for business and leisure due to increased highway congestion and continued demographic shifts of residences and businesses from the cities to outlying suburbs.

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

     Through implementation of this business strategy, the Company has increased its outdoor advertising presence from 500 display faces in a single market in 1988 to approximately 33,994 in its markets at December 31, 1997.

ACQUISITIONS

     During the year ended December 31, 1997, the Company acquired the assets or capital stock of eleven outdoor advertising companies.

     THE MEMPHIS/TUNICA ACQUISITION. In January 1997, the Company consummated the acquisition of approximately 2,018 advertising display faces consisting of bulletins and posters in and around Memphis, Tennessee and Tunica County, Mississippi for a purchase price of approximately $72 million plus 100,000 shares of the common stock of the Parent (the "Memphis/Tunica Acquisition").

     THE MATTHEW ACQUISITION. In January 1997, the Company consummated the acquisition of approximately 1,035 advertising display faces consisting of posters and bulletins in and around Metro New York, Northern New Jersey and Hudson Valley for a purchase price of approximately $41 million (the "Matthew Acquisition").

     THE FEBRUARY ACQUISITIONS. In February 1997, the Company acquired (i) approximately 135 advertising display faces located in and around Evansville, Indiana from Adcraft, Inc. for approximately $5.5 million and (ii) approximately 12 existing and 35 in-process display faces located in New Jersey from David Klein Outdoor Advertising for approximately $5.3 million (the "February Acquisitions").

     THE TRANSAD ACQUISITION. In March 1997, the Company acquired approximately 600 transit advertising panels in and around Memphis, Tennessee for approximately $8.0 million from TransAd, Inc. (the "TransAd Acquisition").

     THE PENN ACQUISITION. In June 1997, the Company acquired the stock of Penn-Baltimore, Inc. from Lamar Advertising Company for approximately $46.5 million and in connection with such purchase acquired approximately 1,450 advertising display faces located in Baltimore, Maryland (the "Penn Acquisition").

     THE JULY ACQUISITIONS. In July 1997, the Company acquired (i) approximately 143 advertising display faces located in and around Memphis, Tennessee from Swaney Outdoor Advertising, LLC for approximately $2.5 million (the "Swaney Acquisition") and (ii) approximately 90 advertising display faces located in and around New York City from Allied Outdoor Advertising for approximately $51.0 million (the "Allied Acquisition").

     THE VISUAL ACQUISITION. In September 1997, the Company acquired the stock of Visual Consultants Inc. and its subsidiary Visual Outdoor Advertising, Inc. for approximately $2.4 million and in connection with such purchase acquired approximately 325 advertising display faces located in and around Chattanooga, Tennessee (the "Visual Acquisition").

     THE OCTOBER ACQUISITIONS. In October 1997, the Company acquired (i) from Gaess Outdoor, Inc. approximately 25 advertising display faces located in and around New York City for approximately $15.8 million (the "Gaess Acquisition"),
(ii) from Royal Outdoor Advertising approximately 85 advertising display faces located in and around Chicago, Illinois for approximately $4.0 million (the "Royal Acquisition") and (iii) from Paxson Communications Corporation 178 advertising display faces located in the Gulf Coast area of Florida for approximately $4.4 million (the "Paxson Acquisition").

     THE TAGCO ACQUISITION. In November 1997, the Company acquired 71 advertising display faces located in and around Chattanooga, Tennessee from Tagco, Inc. for approximately $2.7 million (the "Tagco Acquisition").

     The Memphis/Tunica Acquisition, the Matthew Acquisition, the February Acquisitions, the TransAd Acquisition, the Penn Acquisition, the July Acquisitions, the Visual Acquisition, the October Acquisitions and the Tagco Acquisition are referred to collectively as the "Acquisitions."

     ACQUISITION OF THE COMPANY. On October 23, 1997, the Parent entered into an Agreement and Plan of Merger with Clear Channel Communications, Inc, a Texas corporation ("Clear Channel"), pursuant to which the Parent and the Company will become wholly-owned subsidiaries of Clear Channel. The Parent received shareholder approval for the merger on February 6, 1998.

     RECENT DEVELOPMENTS. In January 1998, the Company acquired approximately 16 advertising display faces located in and around New York City for approximately $8.5 million. In February 1998, the Company acquired approximately 2,500 advertising display faces with ad rights at airports in Chicago, Atlanta, Dallas, Denver, Newark, Boston and Aspen for approximately $32.5 million.

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

     - AIRPORT ADVERTISING generally consists of posters and frames displayed in airports.

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

SALES AND SERVICE

     The Company's sales strategy is to maximize revenues from local advertisers. Accordingly, it maintains a team of sales representatives headed by a sales manager in each of its markets. The Company devotes considerable time and resources to recruiting, training and coordinating the activities of its sales force. A sales representative's compensation is heavily weighted to individual performance, and the local sales manager's compensation is tied to the performance of his or her sales team. One sales representative, based in Chicago, manages sales to national advertisers. In total, as of December 31, 1997 approximately 255 of the Company's employees are significantly involved in sales and marketing activities.

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

     The Company also focuses efforts on local sales. Local advertisers tend to have smaller advertising budgets and require greater assistance from the Company's production and creative personnel to design and produce advertising copy. In local sales, the Company often expends more sales efforts on educating customers regarding the benefits of outdoor media and helping potential customers develop an advertising strategy using outdoor advertising. While price and availability are important competitive factors, service and customer relationships are also critical components of local sales.

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

     In 1997, the following industries generated significant revenues as a percentage of net revenues: travel/entertainment (15.4%); retail/consumer products (11.8%); tobacco (10.9%); and automotive and related (10.5%).

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

     In recent years, there have been movements to restrict billboard advertising of certain products, including tobacco and alcohol. No bills have become law at the federal level except those requiring health hazard warnings similar to those on cigarette packages and print advertisements. The tobacco industry has recently agreed to a proposed settlement of litigation against such industry. Upon approval of Congress, the proposed settlement would require a total ban of tobacco advertising on outdoor billboards and signs. Any such ban may have a material adverse effect on the Company's revenues at least in the immediate period following the imposition of such ban. Furthermore, state and local governments have recently proposed and some, including the City of Chicago, Illinois, have enacted regulations restricting or banning outdoor advertising of tobacco and alcohol in certain areas. In August 1996, the U.S. Food and Drug Administration issued final regulations governing certain marketing practices in the tobacco industry. Among other things, the regulations prohibit tobacco product billboard advertisements within 1,000 feet of schools and playgrounds and require that tobacco product advertisements on billboards be in black and white and contain only text. In addition, one major tobacco manufacturer recently proposed federal legislation banning 8-sheet billboard advertising and transit advertising of tobacco products. No assurance can be given as to the effect on the Company of existing laws and regulations or of new laws and regulations that may be adopted in the future. A reduction in billboard advertising by the tobacco and/or liquor industry could cause an immediate reduction in the Company's direct revenue from such advertisers and would simultaneously increase the available space on the existing inventory of billboards in the outdoor advertising industry.

     Amortization of billboards has also been adopted in varying forms in certain jurisdictions. Amortization permits the billboard owner to operate its billboard as a non-conforming use for a specified period of time until it has recouped its investment, after which it must remove or otherwise conform its billboard to the applicable regulations at its own cost without any compensation. Amortization and other regulations requiring the removal of billboards without compensation have been subject to vigorous litigation in state and federal courts and cases have reached differing conclusions as to the constitutionality of these regulations. To date, regulations in the Company's markets have not materially adversely affected its operations, except in the Jacksonville market, where the Company has been subject to regulatory efforts and recently agreed to city ordinances to remove a number of faces. On March 22, 1995, following litigation over an ordinance and a municipal charter amendment, Naegele (a company acquired by the Company in 1996) entered into an agreement with the City of Jacksonville to remove 711 billboard faces over a twenty year period starting January 1, 1995 and ending December 31, 2014. The resolution specifies the following removal schedule:



CALENDAR YEARS         BULLETINS     30-SHEET       8-SHEET
                                     POSTERS        POSTERS        TOTAL
1995-1998                73           242            167            482
1999-2004                23            87             --            110
2005-2014                23            96             --            119

                        119           425            167            711

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

EMPLOYEES

           At December 31, 1997, the Company employed approximately 830 people, of whom approximately 260 were primarily engaged in sales and marketing, 360 were engaged in painting, bill posting and construction and maintenance of displays and the balance were employed in financial, administrative and similar capacities. Of those employees, the following number belong to unions: Baltimore
(19), Milwaukee (12), Minneapolis/St. Paul (16), Philadelphia (43), Washington D.C. (11) and Wilmington (14). The Company considers its relations with the unions and with its employees to be good.

                                 ITEM 2 -- PROPERTIES

OUTDOOR ADVERTISING SITES

           Giving effect to the Acquisitions, the Company owns or has permanent easements on approximately 382 parcels of real property that serve as the sites for its outdoor displays. The Company's remaining approximately 18,076 advertising display sites are leased or licensed.

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

OFFICE AND PRODUCTION FACILITIES

           The Company's principal executive and administration offices are located in Chicago, Illinois in a 14,984-square foot space leased by the Company. In addition, after giving effect to the Acquisitions, the Company has an office and complete production and maintenance facility in each of Addison, Illinois (40,000 square feet); Orlando (20,500 square feet); Memphis (24,844 square feet); Chattanooga (14,580 square feet); Ocala (11,700 square feet); Myrtle Beach (14,792 square feet); Milwaukee (18,367 square feet); Indianapolis (23,648 square feet); Des Moines (15,320 square feet); Minneapolis/St. Paul (82,547 square feet); Jacksonville (16,000 square feet); Evansville (16,000 square feet); Philadelphia (32,000 square feet); Washington, D.C. (15,668 square feet); Salisbury (12,000 square feet); Wilmington (5,700 square feet);

Baltimore (30,668 square feet); Yonkers, NY (4,900 square feet); and Kingston, NY (3,000 square feet) and a sales, real estate and administration office in Dallas (2,000 square feet); New York (6,000 square feet); and Orange County, CA (4,000 square feet). The Indianapolis, Addison, Orlando, Milwaukee, Jacksonville, Myrtle Beach, Chattanooga, Ocala, Evansville, Philadelphia, Washington, D.C., Salisbury, Wilmington, Yonkers and Kingston facilities are owned and all other facilities are leased. The Company considers its facilities to be well maintained and adequate for its current and reasonably anticipated future needs.

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

                                      PART II

ITEM 5 -- MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

                There has been no public market for the common stock of the Company. As of December 31, 1997, Parent was the sole shareholder of the Company.

DIVIDEND POLICY

           The Company has not paid dividends on its common stock and does not anticipate paying dividends in the foreseeable future. The Company intends to retain any future earnings for reinvestment in the Company. In addition, the Credit Facility (as defined herein) and the indentures governing the Notes (as defined herein) place limits on the Company's ability to pay dividends or make any other distributions on its common stock. Any future determination as to payment of dividends will be at the discretion of the Company's Board of Directors and will depend on the Company's results of operations, financial condition, capital requirements and other factors deemed relevant by the Board of Directors.

                          ITEM 6 -- SELECTED FINANCIAL DATA

           The selected financial data presented below as of and for the year ended December 31, 1997 are derived from the Consolidated Financial Statements of the Company. The selected financial data as of and for the years ended December 31, 1993, 1994, 1995, and 1996 are derived from the financial statements of the Company. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements, including the notes thereto, appearing elsewhere in this Report. Due to the significant development and acquisition of additional assets, the data set forth below is not necessary comparable on a year-to-year basis.


                                                                                 Year Ended December 31,
                                                                1993        1994        1995           1996            1997
                                                                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
       STATEMENT OF OPERATIONS DATA:
       Gross revenue . . . . . . . . . . . . . . . . . . . .   $28,710     $33,180      $38,101        $84,939       $230,148
       Net revenues(1) . . . . . . . . . . . . . . . . . . .    25,847      29,766       34,148         76,138        209,639
       Direct advertising expenses . . . . . . . . . . . . .    10,901      11,806       12,864         26,468         82,637
       General and administrative expenses . . . . . . . . .     3,357       3,873        4,244         10,596         18,966
       Depreciation and amortization . . . . . . . . . . . .     8,000       7,310        7,402         18,286         59,977
       Operating income. . . . . . . . . . . . . . . . . . .     3,589       6,777        9,638         20,788         48,059
       Interest expense. . . . . . . . . . . . . . . . . . .     8,965       8,314        8,627         15,730         46,280
       Other (expense) income, net . . . . . . . . . . . . .      (351)       (134)          42          1,398           (478)
       Income (loss) before taxes and extraordinary item(2)     (5,727)     (1,671)         969          3,660          2,257
       Provision for income taxes  . . . . . . . . . . . . .        --          --           --             --          6,303
       Net income (loss) . . . . . . . . . . . . . . . . . .    (8,987)     (1,671)         969        (10,788)        (4,046)
       Operating Cash Flow(3). . . . . . . . . . . . . . . .   $11,589     $14,087      $17,040        $39,074       $108,036
       Operating Cash Flow Margin(4) . . . . . . . . . . . .     44.8%       47.3%        49.9%          51.3%          51.5%
       Capital expenditures. . . . . . . . . . . . . . . . .     2,004       4,668        5,620          7,178         16,653
       OTHER DATA:
       Percentage of indebtedness to total capitalization(5)    116.1%      118.1%       115.8%          60.1%          63.5%
       Ratio of total indebtedness to Operating Cash Flow(6)      5.9x        5.2x         4.5x           NM(7)          4.8x
       Ratio of Operating Cash Flow to total interest(8) . .      1.3x        1.7x         2.0x           2.5x           2.3x
       Deficiency in coverage of earnings. . . . . . . . . .     8,987       1,671           --         10,788          4,046


                                                                                        AT DECEMBER 31,
                                                                1993        1994        1995           1996            1997

       BALANCE SHEET DATA:
       Working capital(9). . . . . . . . . . . . . . . . . .    $1,730      $2,119       $3,961        $24,432        $24,447
       Total assets. . . . . . . . . . . . . . . . . . . . .    61,816      66,190       69,133        699,390        942,225
       Total long-term debt and other obligations. . . . . .    68,054      73,304       76,079        347,941        518,774
       Redeemable preferred stock. . . . . . . . . . . . . .       --         --            --             --           --
       Common stockholders' equity (deficit) . . . . . . . .    (9,452)    (11,243)     (10,394)       230,984        297,621
                                                                                   (FOOTNOTES CONTINUED ON FOLLOWING PAGE)

                                                   13

(FOOTNOTES FOR PREVIOUS TABLE)

___________

 (1)       Net revenues are gross revenues less agency commissions.

 (2)       Extraordinary loss represents loss on early extinguishment of debt.

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

 (5) Amounts represent (i) total long-term debt divided by (ii) total long-term debt plus common stockholders' equity (deficit).

 (6) Amounts represent (i) total long-term debt divided by (ii) Operating Cash Flow.

 (7) Ratio of total indebtedness to Operating Cash Flow for the year ended December 31, 1996 is not meaningful as a result of significant acquisitions during 1996.

 (8) Amounts represent the ratio of (i) Operating Cash Flow (ii) interest expense on funded debt.

 (9) Working capital is current assets less current liabilities (excluding current maturities of long-term debt and other obligations).



                  ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           The following discussion of the consolidated results of operations of the Company for the three years ended December 31, 1997 and financial condition at December 31, 1997 should be read in conjunction with the Consolidated Financial Statements of the Company and the related notes included elsewhere in this Report.

           This Item 7 contains forward-looking statements that involve risks and uncertainties. When used in this Item 7, the words "anticipate", "believe", "estimate", and "expect" and similar expressions as they relate to the Company and its management are intended to identify such forward-looking statements.
The Company's actual results, performance, or achievements could differ materially from the results expressed in, or implied by, such forward-looking statements. Factors that could affect such results, performance, or achievements are set forth in "Risk Factors" in the Final Prospectus dated August 15, 1997 filed in connection with the Parent's Registration Statement on Form S-3 filed with the Securities and Exchange Commission (File No. 333-32607)

GENERAL

           The Company has grown significantly since 1989 through the acquisition of outdoor advertising businesses and individual display faces in specific markets, improvements in occupancy and advertising rates, and the development of new display faces in existing markets. Between January 1, 1989 and December 31, 1997, the Company spent in excess of $714 million to acquire additional display faces, increasing the number of its display faces from approximately 600 in 1989 to approximately 33,994 at December 31, 1997. During this period, the Company's net revenues increased from $10.3 million in 1989 to $209.6 million in 1997.

           The Company's acquisitions have been financed through bank borrowings, a contribution from the Parent and the issuance of long-term debt, as well as with internally generated funds. All acquisitions (including the Acquisitions) have been accounted for using the purchase method of accounting, and consequently, operating results from acquired operations are included from the respective dates of those acquisitions. As a result of these acquisitions and the effects of consolidation of operations following each acquisition, the operating performance of certain markets and of the Company as a whole reflected in the Company's Consolidated Financial Statements and other financial and operating data included herein are not necessarily comparable on a year-to-year basis.

HISTORICAL RESULTS OF OPERATIONS

           The following table presents certain operating statement items in the Consolidated Statements of Operations as a percentage of net revenues:

                                                   YEAR ENDED DECEMBER 31,
                                                1994     1995      1996    1997
     Net revenues. . . .                       100.0%    100.0%    100.0%  100.0%
     Direct advertising expenses                 39.7      37.7      34.8    39.4
     General and administrative expenses         13.0      12.4      13.9     9.1
                                                  ---
     Operating Cash Flow(1)                      47.3      49.9      51.3    51.5
     Depreciation and amortization               24.5      21.7      24.0    28.6
     Operating income                            22.8      28.2      27.3    22.9
     Other expense, primarily interest           28.4      25.4      22.5    21.8

     Net (loss) income before income taxes and
       extraordinary item                        (5.6)%     2.8%      4.8%    1.1%

___________


(1)  As defined herein.

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

  Direct advertising expenses consist of the following five categories: lease, production, sales, maintenance and illumination. The lease expense consists mainly of rental payments to owners of the land underlying the signs. The production category consists of all of the costs to produce advertising copy and install it on the display faces. Sales expense consists mainly of the cost of staffing a sales force to sell within a specific market. The maintenance category includes minor repair and miscellaneous maintenance of the sign structures and the illumination category consists mainly of electricity costs to light the display faces. The majority of these direct expenses are variable costs (other than lease costs) that will fluctuate with the overall level of revenues. In 1997, these expenses amounted to the following approximate percentages of net revenues: lease 17.6%, production 10.4%, sales 7.2%, maintenance 2.3% and illumination 1.9%.

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

  The Company is included in the consolidated federal income tax return of Parent and participates in a tax sharing agreement which provides the basis for allocating taxable income and loss within the consolidated group. At December 31, 1997, the Company had net operating loss and credit carryforwards for federal income tax purposes of approximately $45 million. Included in total net operating loss and credit carryforwards is approximately $25 million of net operating loss and credit carryforwards generated by certain acquired companies prior to their acquisition by the Company. The Company experienced an "ownership change" within the meaning of Section 382 of the Internal Revenue Code and a limit is imposed on the acquired net operating loss carryforwards. Total carryforwards expire between 2005 and 2011. During the current fiscal year, the Company did not utilize any net operating loss and credit carryforwards.

COMPARISON OF YEARS ENDED DECEMBER 31, 1997 AND DECEMBER 31, 1996

  Net revenues increased 175.4% to $209.6 million during 1997 compared to $76.1 million in the corresponding 1996 period. This increase was a result of inclusion of approximately $6.9 million of revenues from the Minneapolis (MN) and Jacksonville (FL) markets which were acquired from NOA Holding Company in April 1996 (the "Naegele Acquisition"). Additionally, $38.5 million is attributable to markets acquired from Outdoor Advertising Holdings, Inc. in October 1996 (the "POA Acquisition") and $62.1 million is attributable to markets acquired from Revere Holdings Corp. in December 1996 (the "Revere Acquisition") and in connection with the Matthew Acquisition, Penn Acquisition, Allied Acquisition and Gaess Acquisition. Revenues from markets acquired in the Memphis/Tunica Acquisition and Swaney Acquisition contributed $16.5 million.
The remaining $9.5 million or 12.5% increase in net revenues was a result of higher advertising rates and occupancy levels on the Company's signboards and inclusion of signboard revenues from advertising display faces in the Des Moines (IA), Dallas (TX), Evansville (IN), Chicago (IL) and Chattanooga (TN) markets which were acquired during in 1996 and 1997. Overall net revenues from tobacco advertising increased to $22.8 million in 1997 compared to $10.0 million in the 1996 period. This increase was due mainly to the inclusion of tobacco revenues from the acquired markets. As a percentage of net revenues, tobacco advertising sales decreased to 10.9% in 1997 compared to 13.2% in the 1996 period.

  The tobacco industry has recently engaged in negotiations to settle litigation against such industry. The tobacco companies have reached a proposed settlement that, upon approval of Congress, will become final and binding. Such proposed settlement would require a total ban of tobacco advertising on outdoor billboards and signs. Any such ban may have a material adverse effect on the Company's revenues at least in the immediate period following the imposition of such ban while alternate sources of advertising are secured. There can be no assurance that the Company will immediately replace such advertising revenue currently attributed to the tobacco industry in the event of a total ban of tobacco advertising on outdoor billboards and signs. Furthermore, even in the even the advertising ban does not take place, state and local governments, including state and local governments in areas where the Company does business, have recently proposed and some have enacted regulations restricting or banning outdoor advertising of tobacco in certain jurisdictions.

  Direct cost of revenues increased to $82.6 million in 1997 compared to $26.5 million in the 1996 period. The Naegele Acquisition and the POA Acquisition accounted for $6.3 million and $12.6 of the increase, respectively. The Revere Acquisition, the Matthew Acquisition, the Penn Acquisition, the Gaess Acquisition, the Memphis/Tunica Acquisition and the Swaney Acquisition accounted for $33.9 million. As a percentage of net revenues, direct cost of revenues increased to 39.4% in 1997 compared to 34.8% in the 1996 period.

  General and administrative expenses increased to $19.0 million in 1997 from $10.6 million in the 1996 period. As a percentage of net revenues, general and administrative expenses decreased to 9.0% in 1997 compared to 13.9% in the 1996 period. This percentage decrease was due to the addition of the new markets' revenues without a significant increase in staffing or other corporate overhead expenses.

  Depreciation and amortization expense increased to $60.0 million in 1997 compared to $18.3 million in the 1996 period. This increase was due to significant increases in the fixed assets and goodwill as a result of the acquisitions.

  Total interest expense increased to $46.3 million in 1997 compared to $15.7 million in the 1996 period. This increase resulted from increased debt outstanding under the Company's revolving credit facility which was incurred to finance the Revere Acquisition, Matthew Acquisition, Memphis/Tunica Acquisition, Penn Acquisition and Allied Acquisition and from the issuance by the Company of $225 million 9 3/4 % Senior Subordinated Notes due 2006 in October 1996 and $100 million 9 3/4% Series B Subordinated Notes due 2006 in December 1996 (the "Notes").

  In 1997, $6.3 million of deferred tax expense was recognized.

  The foregoing factors contributed to the Company's $4.0 million net loss in 1997 compared to net income of $10.8 million in the 1996 period.

COMPARISON OF YEARS ENDED DECEMBER 31, 1996 AND DECEMBER 31, 1995

  Net revenues increased 123.2% to $76.1 million during 1996 compared to $34.1 million in the corresponding 1995 period. This increase was a result of inclusion of approximately $20.2 million of revenues from the Naegele Acquisition and approximately $13.0 million of revenues from the POA Acquisition. The remaining $8.8 million or 25.8% increase in net revenues was a result of higher advertising rates and occupancy levels on the Company's signboards and inclusion for the three quarters of signboard revenues from the acquisitions of Image Media, Inc. and AdSign, Inc. and a full quarter of signboard revenues from the markets in Des Moines (IA) and Dallas (TX) which were acquired in September 1996. Overall net revenues from tobacco advertising increased to $10.0 million in 1996 compared to $4.5 million in the 1995 period. This increase was due mainly to the inclusion of tobacco revenues from the various markets acquired in 1996 and 1995. However, as a percentage of net revenues, tobacco advertising sales remained constant at 13.2% in 1996 and 1995.

  Direct cost of revenues increased to $26.5 million in 1996 compared to $12.9 million in the 1995 period. The Naegele Acquisition and the POA Acquisition accounted for $7.3 million and $3.0 million, respectively, of the increase. As a percentage of net revenues, however, direct cost of revenues decreased to 34.8% in 1996 compared to 37.8% in the 1995 period as a result of economies of scale associated with the increased revenues.

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

  Total interest expense increased to $15.7 million in 1996 compared to $8.6 million in the 1995 period. The increase resulted from increased debt outstanding under the credit facility which was incurred to finance the Naegele Acquisition and from the issuance of the Notes.

  Other expenses increased to $1.4 million in 1996, consisting of a $1.7 million one-time charge for expenses arising out of the Naegele Acquisition.

  An extraordinary charge of $14.4 million arose out of the early retirement of the Company's outstanding $65 million 11% Series A Senior Notes due 2003.

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

LIQUIDITY AND CAPITAL RESOURCES

  The Company has historically satisfied its working capital requirements with cash from operations and revolving credit borrowings. Its acquisitions have been financed primarily with borrowed funds and, to a lesser extent, with a contribution from the Parent.

  In May 1997, the Company, LaSalle National Bank ("LaSalle") and Bankers Trust Company, as co-agents ("Bankers Trust" and together with LaSalle, the "Lenders"), agreed to amend and restate the Company's credit facility to provide for an acquisition credit line in the amount of $212.5 million, a working capital revolving credit line of $12.5 million, a swing line of $5.0 million and $75 million term loan (the "Credit Facility"). No amounts have been drawn under the working capital facility. At December 31, 1997, the Company had approximately $191.5 million outstanding under the Credit Facility.

  In August 1997, the Parent completed an offering of 5,912,500 shares of Common Stock of which 2,109,105 were primary shares and 3,803,395 were secondary shares (the "August Offering"). Proceeds to the Parent from the August Offering totaled approximately $70.6 million. All of the proceeds were used to reduce outstanding indebtedness after a contribution from the Parent.

  Net cash provided by operating activities increased to $28.2 million in 1997 from $15.1 million for the 1996 period. Net cash provided by operating activities increased to $15.1 million in 1996 from $7.0 million in the 1995 period. Net cash provided by operating activities reflects the Company's net income adjusted for non-cash items and the use or source of cash for the net change in working capital.

  The Company's net cash used in investing activities of $277.4 million in 1997 includes cash used for acquisitions of $260.8 million and other capital expenditures of $16.7 million. The Company's net cash used in investing activities of $498.0 million in 1996 includes cash used for acquisitions of $490.8 million and other capital expenditures of $7.2 million. The Company's net cash used in investing activities of $9.1 million for the year ended December 31, 1995 included cash used for acquisitions of $1.9 million and other capital expenditures of $5.6 million.

  For the year ended December 31, 1997, $237.7 million was provided by financing activities primarily due to the offering of common stock by the Parent and increased borrowings under the Company's credit facilities. For the 1996 period, $494.5 million was provided by financing activities primarily due to the offering of common stock by the Parent and increased borrowings under the Company's credit facilities. In 1995, net cash of $2.0 million was provided by financing activities, primarily due to borrowings under a prior credit facility.

  Capital expenditures have been made primarily to develop new structures in each of the Company's markets. The Company intends to continue to develop new structures in its markets and to consider potential acquisitions in the Midwest, Southeast and East Coast regions and contiguous markets. Management believes that its internally generated funds, together with available borrowings under its credit facility, will be sufficient to satisfy its cash requirements, including anticipated capital expenditures, for the foreseeable future.
However, in the event cash from operations, together with available funds under the Company's credit facility are insufficient to satisfy its cash requirements, the Company may obtain funds from additional sources of indebtedness and/or equity offerings by Parent to finance its operations including, without limitation, additional acquisitions.

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

INFLATION

  Inflation has not had a significant impact on the Company over the past three years. The floating rate on the Credit Facility could increase in an inflationary environment, but management believes that because a significant portion of the Company's costs are fixed, inflation will not have a material adverse effect on its operations. However, there can be no assurance that a high rate of inflation in the future will not have an adverse effect on the Company's operations.

RECENT ACCOUNTING PRONOUNCEMENTS

  In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Statements are effective for fiscal years beginning after December 15, 1997. SFAS No. 130 requires the presentation of comprehensive income and its components in a full set of financial statements. SFAS No. 131 requires the disclosure of financial and descriptive information about reportable operating segments. Both SFAS No. 130 and 131 are modifications of disclosure requirements which will have no effect on the results of operations or financial condition of the Company. The Company does not anticipate any significant changes in disclosure as a result of adopting SFAS Nos. 130 and 131.

YEAR 2000 RISK

  The Company has implemented a Year 2000 Program to ensure that the Company's computer systems and applications will function properly beyond 1999. The Company believes that it has allocated adequate resources for this purpose and expects its Year 2000 Program to be successfully completed on a timely basis. There can, however, be no assurance that this will be the case.

                          ITEM 8 -- FINANCIAL STATEMENTS AND
                                  SUPPLEMENTARY DATA

                              UNIVERSAL OUTDOOR, INC.
                           (a wholly owned subsidiary of
                         Universal Outdoor Holdings, Inc.)

                         CONSOLIDATED FINANCIAL STATEMENTS

                             DECEMBER 31, 1996 AND 1997

                           REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Stockholder of Universal Outdoor, Inc.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in common stockholder's equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Universal Outdoor, Inc. and its subsidiaries (collectively "the Company") at December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP

Chicago, Illinois
March 6, 1998

                               UNIVERSAL OUTDOOR, INC.
          (a wholly owned subsidiary of Universal Outdoor Holdings, Inc.)

                            CONSOLIDATED BALANCE SHEETS
                               (Dollars in thousands)

                                                   December 31,  December 31,
                                                       1996          1997
                                                   ------------  ------------

                                       ASSETS
Current assets:
  Cash and equivalents                              $ 11,631      $      89
  Cash held in escrow                                  9,455             -
  Accounts receivable, less allowance
    for doubtful accounts of $2,849 and $2,476        20,927         35,876
  Accounts receivable - Parent                         2,708          3,270
  Other receivables                                    1,445          1,761
  Prepaid land leases                                  4,010          9,520
  Prepaid insurance and other                          4,173          3,521
                                                   ---------       --------
      Total current assets                            54,349         54,037
                                                   ---------       --------
Property and equipment, net                          382,555        622,179
Goodwill and intangible assets, net                  237,372        247,592
Other assets, net                                     25,114         18,417
                                                   ---------       --------
Total assets                                        $699,390       $942,225
                                                   =========       ========


                   LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
  Accrued expenses                                   $26,544      $  24,078
  Current maturities of long-term debt                   -           12,374
  Accounts payable                                     3,373          5,512
                                                   ---------       --------
      Total current liabilities                       29,917         41,964
                                                   ---------       --------
Long-term debt and other-obligations                 347,941        506,400
Other long-term liabilities                              485           -
Long-term deferred income tax liabilities             90,063         96,240

Commitments and contingencies (Notes 10 and 12)          -             -

Stockholder's equity:
  Common stock, $.01 par value, 1,000,000
   shares authorized; 10,000 shares issued
   and outstanding                                       -             -
  Additional paid in capital                         274,821        345,504
  Accumulated deficit                                (43,837)       (47,883)
                                                   ---------       --------
      Total stockholder's equity                     230,984        297,621
                                                   ---------       --------
Total liabilities and stockholder's equity          $699,390       $942,225
                                                   =========       ========

       See accompanying notes to consolidated financial statements.

                              UNIVERSAL OUTDOOR, INC.
          (a wholly owned subsidiary of Universal Outdoor Holdings, Inc.)

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Dollars in thousands)

                          FOR THE YEARS ENDED DECEMBER 31,

                                                         1995         1996        1997
                                                        ------       ------      -------
Revenues                                               $38,101      $84,939     $230,148
Less agency commissions                                  3,953        8,801       20,509
                                                        ------       ------      -------
   Net revenues                                         34,148       76,138      209,639
                                                        ------       ------      -------
Operating expenses:
   Direct advertising expenses                          12,864       26,468       82,637
   General and administrative expenses                   4,244       10,596       18,966
   Depreciation and amortization                         7,402       18,286       59,977
                                                        ------       ------      -------
                                                        24,510       55,350      161,580
                                                        ------       ------      -------
Operating income                                         9,638       20,788       48,059
                                                        ------       ------      -------
Other expense:
   Interest expense, including amortization
    of bond discount of $63, $731 and $9                 8,627       15,730       46,280
   Other expenses (income)                                  42        1,398         (478)
                                                        ------       ------      -------
        Total other expense                              8,669       17,128       45,802
                                                        ------       ------      -------
Income before income taxes and extraordinary item          969        3,660        2,257
Provision for income taxes                                -            -           6,303
                                                        ------       ------      -------

Income before extraordinary item                           969         3660       (4,046)
Extraordinary loss on early extinguishment of debt        -         (14,448)        -
                                                        ------       ------      -------
Net income (loss)                                     $    969     $(10,788)   $(  4,046)
                                                        ======       ======      =======

            See accompanying notes to consolidated financial statements.

                              UNIVERSAL OUTDOOR, INC.
          (a wholly owned subsidiary of Universal Outdoor Holdings, Inc.)

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Dollars in thousands)

                          FOR THE YEARS ENDED DECEMBER 31,


                                                                      1995        1996       1997
                                                                     ------      ------     ------
Cash flows from operating activities:
   Net income (loss)                                                $   969    $( 10,788)   $(  4,046)
   Depreciation                                                       6,207       13,309       42,347
   Amortization                                                       1,690        4,977       17,630
   Extraordinary loss                                                  -          14,448         -
   Changes in assets and liabilities, net of effects
     from acquisitions:
     Accounts receivable and other receivables                         (762)      (1,200)     (14,137)
     Accounts receivable - Parent                                      -          (2,708)      (3,468)
     Prepaid land leases, insurance and other                          (391)         435       (1,919)
     Accounts payable and accrued expenses                             (187)      (3,124)      (8,179)
     Accounts payable - Parent                                         (488)        (234)        -
                                                                     ------       ------       ------
      Net cash from operating activities                              7,038       15,115       28,228
                                                                     ------       ------       ------
Cash flows used in investing activities:
   Capital expenditures                                              (5,620)     (7,178)      (16,653)
   Payments for acquisitions, net of cash acquired                   (1,925)   (490,813)     (260,780)
   Payment for consulting agreement                                  (1,400)       -            -
   Other payments                                                      (124)         13         -
                                                                     ------       ------       ------
      Net cash used in investing activities                          (9,069)   (497,978)     (277,433)
                                                                     ------       ------       ------
Cash flows from (used in) financing activities:
   Proceeds from long-term debt offerings                              -        325,255         -
   Long-term debt repayments                                           (262)    (74,987)      (2,769)
   Deferred financing costs                                            (250)    (18,298)      (1,751)
   Net borrowings under credit agreements                             2,671     486,052      274,480
   Repayment of credit facilities                                      -       (475,713)    (102,980)
   Capital contributions from Parent                                   -        252,286       70,683
   Dividends paid to Parent                                            (120)       (120)        -
                                                                     ------       ------       ------
      Net cash from financing activities                              2,039     494,475      237,663
                                                                     ------       ------       ------

Net increase (decrease) in cash and equivalents                           8      11,612      (11,542)
Cash and equivalents, at beginning of period                             11          19       11,631
                                                                     ------       ------       ------
Cash and equivalents, at end of period                             $     19    $ 11,631  $        89
                                                                     ======       ======       ======
Supplemental cash flow information:
   Interest paid during the period                                   $8,076     $10,910      $43,501
                                                                     ======       ======       ======

            See accompanying notes to consolidated financial statements.

                              UNIVERSAL OUTDOOR, INC.
          (a wholly owned subsidiary of Universal Outdoor Holdings, Inc.)

       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S  EQUITY (DEFICIT)
                    (Dollars in thousands, except share amounts)


                                                 Universal
                                               Outdoor, Inc.    Additional                        Stockholder's
                                              Common Stock       Paid in         Accumulated         Equity
                                                 Shares           Capital           Deficit         (Deficit)
                                              --------------    -----------      -----------      -----------
Balance at December 31, 1994                     10,000         $ 20,535          $(33,778)       $( 11,243)

Dividends declared and paid to Parent                                                 (120)            (120)
Net income                                                                             969              969
                                                --------        --------           -------          -------
Balance at December 31, 1995                     10,000           20,535           (32,929)         (10,394)
Capital contributions from Parent                                252,286                            252,286
Dividends declared and paid to Parent                                                 (120)            (120)
Net loss                                                                           (10,788)         (10,788)
                                                --------        --------           -------          -------
Balance at December 31, 1996                     10,000          274,821           (43,837)         230,984
Capital contributions from Parent                                 70,683                             70,683
Net loss                                                                            (4,046)          (4,046)
                                                --------        --------           -------          -------

Balance at December 31, 1997                     10,000         $345,504         $(47,883)        $297,621
                                                 ======          =======            ======          =======


        See accompanying notes to consolidated financial statements.

                            UNIVERSAL OUTDOOR, INC.
          (a wholly owned subsidiary of Universal Outdoor Holdings, Inc.)

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Dollars in thousands)


NOTE 1 - BASIS OF PRESENTATION AND DESCRIPTION OF THE BUSINESS:

Universal Outdoor, Inc. ("Universal"), a wholly-owned subsidiary of Universal Outdoor Holdings, Inc. (the "Parent Company"), was incorporated on June 12, 1975, and is engaged principally in the rental of advertising space on outdoor advertising structures. Universal operates in three distinct regions: the Midwest (Chicago, Minneapolis/St. Paul, Indianapolis, Milwaukee, Des Moines, Evansville, IN and Dallas), the Southeast (Orlando, Jacksonville, Ocala and the Atlantic Coast, including Myrtle Beach and the Gulf Coast areas of Florida, Memphis/Tunica and Chattanooga), and the East Coast (New York, Baltimore, Washington D.C., Philadelphia, Northern New Jersey, Wilmington, Salisbury and Hudson Valley, NY).

Historically, manufacturers of tobacco products, principally cigarettes, have been major users of outdoor advertising displays, including displays operated by Universal. The following industries generated significant revenues as a percentage of Universal's total net revenues in 1997: tobacco (10.9%); automotive (10.5%); retail (11.8%); and entertainment (15.4%).

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:

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

Cash held in escrow in 1996 represents a deposit made by Revere Holding Corp. under an agreement relating to a contemplated acquisition of property. The property was subsequently not acquired and therefore the funds were returned to cash and cash equivalents.

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

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Normal maintenance and repair costs are expensed. Depreciation is computed principally using a straight-line method over the estimated useful lives of the assets:

                    Buildings                          39  years
                    Advertising structures             15  years
                    Vehicles and equipment             5-7 years

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

OTHER ASSETS

Loan costs incurred in connection with obtaining financing have been deferred and are being amortized on a straight line basis over the life of the loans. Acquisition costs are amortized over their estimated economic life, principally five years.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of cash and equivalents, accounts receivable and accounts payable approximates the carrying value of the immediate or short-term maturity of these financial instruments. The fair value of Universal's other financial instruments approximates the carrying value.

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

RECLASSIFICATIONS

Certain amounts in the prior years' consolidated financial statements have been reclassified to conform with the current year presentation and to reflect the finalization of purchase accounting for 1996 acquisitions. These reclassifications were not significant and had no effect on previously reported net earnings.

NOTE 3 - EQUITY OFFERINGS AND DEBT REFINANCINGS:


                                                          1996        1997
                                                          ------      ------
Capital contributions from Parent                        $252,286    $70,683
                                                          -------     ------

Proceeds from long-term debt offerings:
    9 3/4% Senoir Subordinated Debt                       223,587
    9 3/4% Series B Senior Subordinated Debt              101,500
    Paramount note                                            168
                                                          -------
                                                          325,255
                                                          -------
Proceeds from credit facilities                           486,052    274,480
                                                        ---------    -------
    Total proceeds from financings                      1,063,593    345,163
                                                        ---------    -------

Proceeds from financings used for:
    11% Senior Notes repayment                             65,000
    Penalty on the early retirement of 11% Senior Notes     8,314
    Mortgage and other                                      1,673      2,769
                                                        ---------    -------
                                                           74,987      2,769
Repayment of credit facilities                            475,713    102,980
Dividend to Parent                                            120
Financing costs                                            18,298      1,751
                                                        ---------    -------
                                                          569,118    107,500
                                                        ---------    -------
Net financing proceeds                                $   494,475   $237,663
                                                        =========    =======

During 1997, the Parent Company contributed capital to Universal in the
amount of  $70,683.   The funds were generated from proceeds of a Parent
Company equity offering.

During 1996, the Parent Company contributed capital to Universal in the amount of $252,286. The funds were generated from proceeds from equity offerings and private investors netted agains repayments of the 14% Senior Secured Discount Notes.

At December 31, 1997 Universal's credit facility provides for a total loan commitment of $305.0 million with (i) a revolving line of credit facility providing for borrowings of up to $12.5 million, (ii) an acquisition credit line in the amount of $212.5 million which is available under a revolving/term loan facility, (iii) a swing line in the amount of $5.0
million and (iv) a term loan agreement totaling $75.0 million.   In 1997,
proceeds from credit facilities totaled $274,480, while repayments totaled $102,980.

Universal completed a public offering of $225 million 9 3/4% Senior Subordinated Notes due 2006 for net proceeds of $223,587 in October 1996 and a private offering of $100 million 9 3/4% Series B Senior Subordinated Notes due 2006 for net proceeds of $101,500 in December 1996 (collectively, "the Notes Offerings").

In 1996, the net proceeds of the capital contributions and Notes Offerings together with the proceeds under the available credit facilities were used to redeem all of the outstanding 11% Senior Notes due 2003 for $65,000, pay the $8,314 related penalty, repay approximately $285 million of the then outstanding credit facility and pay the purchase price of $25 million relating to certain acquisitions which occurred in 1996. The redemptions during the year resulted in an extraordinary loss of $14,448.

NOTE 4 - ACQUISITIONS:

Universal completed the following significant acquisitions for primarily cash during 1996 and 1997:



                                                                  PURCHASE PRICE
                                                                 STOCK           ASSET
                                            ACQUIRED          ACQUISITION     ACQUISITION

Ad-Sign, Inc.                              January 1996                        $12,500
NOA Holding Corporation                      April 1996       $ 83,295
Iowa Outdoor Displays                    September 1996                          1,794



The Chase Company                        September 1996                          5,800
Trans-Ad, Inc.                             October 1996        239,064
Revere Holding Corporation                December 1996        123,794
Tanner-Peck LLC                           January, 1997                         71,659
Matthew Outdoor Advertising               January, 1997                         40,931
Ad-Craft, Inc.                           February, 1997                          5,507
David Klein Outdoor Advertising, Inc.    February, 1997                          5,258
Trans-Ad, Inc.                              March, 1997                          7,980
Penn Advertising of Baltimore, Inc.          June, 1997         46,500
Swaney Outdoor Advertising LLC               July, 1997                          2,532
Allied Outdoor Advertising, Inc.             July, 1997                         50,938
Visual Outdoor Advertising, Inc.           August, 1997          2,398
Gaess Outdoor, Inc.                       October, 1997                         15,827
Royal Outdoor Advertising                 October, 1997                          4,034
Paxson Communications Corporation         October, 1997                          4,418
TagCo, Inc.                              November, 1997                          2,733

The aggregate purchase price of the Tanner-Peck, Inc. acquisition also included 100,000 shares of the Parent Company's common stock issued on January 2, 1997 at market value which approximated $2,306 in total.

In March 1997, Universal acquired $600 of outdoor advertising properties in exchange for 20,000 shares of the Parent Company's common stock.

The purchase price for accounting purposes was allocated as follows to the assets purchased and the liabilities assumed based upon the estimated fair values on the dates of acquisition. It is expected that revisions to the assets purchased and liabilities assumed will be made during 1998 for acquisitions made in 1997, however, it is not expected that such revisions will have any material effect.


                                                         1996           1997
Current assets, other than cash                         22,567       $  2,278
Property and equipment                                 323,624        249,160
Goodwill and other intangibles                         219,406         33,773
Other assets                                             4,847            229
Current liabilities                                    (32,497)       (13,072)
Net deferred taxes                                     (71,700)        (8,200)
Long-term debt                                            -              (547)
                                                     ---------      ----------
                                                      $466,247       $263,621
                                                     =========      ==========

All acquisitions have been accounted for under the purchase method of accounting and, accordingly, the operating results of the acquired businesses are included in the Universal's consolidated financial statements from the respective dates of acquisition. Where required, net deferred taxes were recorded representing the temporary difference between the tax attributes assumed and the recorded
fair value as of the date of acquisition.   Since it is not deductible for tax
purposes, no deferred taxes are required to be recorded for amounts allocated to goodwill.

In conjunction with the 1996 and 1997 acquisitions, Universal recorded reserves of approximately $15.1 million to cover anticipated costs of combining its existing business with the acquired outdoor advertising businesses. The reserves relate to liabilities incurred for facility charges ($6.3 million), professional fees ($3.2 million), relocation ($2.3 million), severance ($1.9 million) and other related expenditures ($1.4 million). At December 31, 1997 recorded reserves were approximately $3.3 million.

The following unaudited pro forma financial information combines the results of operations of the 1996 and 1997 acquisitions as if the transactions had been consummated as of the beginning of the periods presented and included the impact of certain adjustments such as depreciation of advertising structures, amortization of goodwill and other intangibles, reduction of corporate expenses and interest expense on debt assumed to have been incurred to complete the transactions.



                                                        1996            1997
                                                     -------          ---------
                                                   (unaudited)      (unaudited)
     Net revenues                                   $189,915          $212,929
     Depreciation and amortization                    56,228            61,830
     Operating income                                 35,916            47,896
     Interest                                         50,514            48,256
     Income (loss) before income taxes and
       extraordinary item                           $(15,996)         $    118


These unaudited pro forma results are not necessarily indicative of what actually would have occurred if the acquisitions had been in effect for the entire periods presented and are not intended to project future results.

NOTE 5 - PROPERTY AND EQUIPMENT:

Property and equipment consist of the following at December 31:

                                                      1996           1997
     Outdoor advertising structures                 $390,963       $657,928
     Land and capitalized land lease costs            12,130         14,317
     Vehicles and equipment                           12,744         18,462
     Building and leasehold improvements              11,087         14,123
     Display faces under construction                    748          2,831
                                                     -------        -------
                                                     427,672        707,661
     Less accumulated depreciation                    45,117         85,482
                                                     -------        -------
                                                    $382,555       $622,179
                                                     =======        =======



NOTE 6 - GOODWILL AND INTANGIBLE ASSETS:

Goodwill and intangible assets consist of the following at December 31:

                                                     1996             1997
     Non-compete agreements                      $     6,642     $    9,084
     Goodwill                                        240,272        258,611
                                                     -------        -------



                                                     246,914        267,695
     Less accumulated amortization                     9,542         20,103
                                                   ---------       --------
                                                   $ 237,372       $247,592
                                                   =========       ========


NOTE 7 - OTHER ASSETS:

Other assets consist of the following at December 31:

                                                     1996             1997
                                                   ---------       --------
     Financing costs                               $  22,727       $ 17,722
     Deposits                                          5,073            457
     Other                                             4,815          6,987
                                                   ---------       --------
                                                      32,615         25,166
     Less accumulated amortization                     7,501          6,749
                                                   ---------       --------
                                                     $25,114        $18,417
                                                   =========       ========


NOTE 8 - ACCRUED EXPENSES:

Accrued expenses consist of the following at December 31:

                                                     1996             1997
                                                   ---------       --------

     Interest                                       $  5,667       $  6,641
     State and other taxes payable                     4,070          4,216
     Employee compensation and related taxes           2,479          2,582
     Deferred revenue                                  2,114          2,366
     Accrued lease                                     1,599          2,640
     Severance and relocation                          2,121           -
     Professional services                             1,935           -
     Lease and maintenance                             2,392          2,317
     Other                                             4,167          3,316
                                                   ---------       --------
                                                     $26,544        $24,078
                                                   =========       ========

NOTE 9 - LONG-TERM DEBT AND OTHER OBLIGATIONS:

Long-term debt and other obligations consist of the following at December 31:

                                                     1996             1997
                                                   ---------       --------

     9 3/4% Senior Subordinated Notes due 2006,
      net of discount of $1,389 and $1,248          $223,611       $223,752
     9 3/4% Series B Senior Subordinated Notes
      due 2006, net of premium of $1,487
      and $1,337                                     101,487        101,337
     Revolving Credit Loan                              -           122,500
     Acquisition Term Loan                            20,000         69,000
     Other obligations                                 2,843          2,185
                                                   ---------       --------




                                                     347,941        518,774
     Less current maturities                            -            12,374
                                                   ---------       --------
                                                    $347,941       $506,400
                                                   =========       ========


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

CREDIT FACILITIES

In October 1996, Universal amended and restated its existing credit facilities to provide for a total loan commitment of $230 million with (i) a revolving line of credit facility providing for borrowings of up to $12.5 million, (ii) an acquisition credit line in the amount of $212.5 million which is available under a revolving/term loan facility and (iii) a swing line of credit in the amount of $5 million. In May 1997, Universal entered into a term loan agreement totaling $75 million, increasing the total loan commitment to $305 million. $3 million of the term loan matures every quarter through September 30, 2003. Approximately $212.5 million of in the credit facility matures on September 30, 2003 with the remaining amount maturing on September 30, 2004. As of December 31, 1997, Universal had drawn down $122.5 million under the acquisition credit facility, $69 million under the term loan and had no borrowings under the revolving credit facility or the swing line of credit.

The loans under the revolving credit facility and acquisition term loan bear interest at the rate per annum equal to the prime rate or the euro dollar rate, plus an additional 0% to 2.75% depending on the leverage ratio of Universal as defined the credit facility agreement. The interest rate in effect during 1997 ranged from 7.5% to 10%. Interest on the credit facility is payable upon the date of maturity.

Each of the revolving credit facility and the acquisition credit facility are secured by a first priority lien on the assets of Universal and, upon the existence of certain conditions, a pledge of the common stock of Universal held by certain management shareholders, as well as the pledge of the Parent Company's stock. Borrowings under the new credit facility are subject to certain restrictive covenants including, among others, a minimum fixed charge ratio, a minimum adjusted EBITDA and maximum senior leverage ratio. The new credit facility contains certain restrictive covenants including, among others, limitations on additional debt incurrence, restrictions on distributions to shareholders, the creation of liens, the merger or sale of substantially all assets and engaging in certain transactions with affiliates.

Commitment fees are 1/2 percent on the unused portion of the revolving line of credit and the acquisition credit facility.

Net debt issuance costs of $14,100 were capitalized in 1996 and are being amortized on a straight-line basis over the term of the debt.

Future maturities of long-term debt and other obligations as of December 31, 1997 are as follows:


          1998                            $ 12,374
          1999                             179,809
          2000                                 364
          2001                                 201
          2002                                 157
          2003 and thereafter              325,869
                                          --------
               Total                      $518,774
                                          ========


NOTE 10 - LEASE COMMITMENTS:

Rent expense totaled $4,600, $13,002 and $36,660 in 1995, 1996 and 1997, respectively. Minimum annual rentals under the terms of capital and noncancellable operating leases with terms in excess of one year in effect at December 31, 1997 are payable as follows:


                                                       CAPITAL    OPERATING
          YEAR                                         LEASES       LEASES
          ----                                         -------    ---------
          1998                                          $ 59      $  620
          1999                                           118         613
          2000                                           159         542
          2001                                            -          359
          2002 and after                                  -          733
                                                        ----      ======
          Total minimum lease payments                   336      $2,867
          Less current portion                            59      ======
                                                        ----
          Long-term capitalized lease obligations       $277
                                                        ====

NOTE 11 - INCOME TAXES:

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

Universal incurred a net operating loss in 1995 and 1996; therefore, no provision for income taxes was required. In 1997, $6.3 million of deferred tax expense was recognized. In 1997, Universal recognized a deferred income tax provision of $6,303.

Deferred tax assets (liabilities) consist of the following at December 31:


                                                        1996         1997
                                                       ------       -------
   Deferred tax liabilities:
   Property and equipment                              ($99,212)     ($101,820)
                                                       --------       --------
      Total deferred tax liabilities                    (99,212)      (101,820)
                                                       --------       --------

   Deferred tax assets:
   Bad debts                                                897          1,153
   Non-deductible accrued expenses                        2,140            486
   Goodwill and intangibles                               6,112          3,941
   Operating loss and credit carryforwards                7,888          7,888
                                                       --------       --------
      Total deferred tax assets                          17,037         13,468
                                                       --------       --------
   Valuation allowance                                   (7,888)        (7,888)
                                                       --------       --------
      Net deferred tax liabilities                     ($90,063)      ($96,240)
                                                       ========       ========

Universal has established a valuation allowance against its deferred tax assets following an assessment of the likelihood of realizing such amounts. In arriving at the determination as to the amount of the valuation allowance required, Universal considered its past operating history as well as the costs of integrating significant acquisitions made in 1996 and 1997, statutory restrictions on the use of operating losses from acquisitions acquired during the year, available tax planning strategies and its expectation of the level of timing of future taxable income.

At December 31, 1997, Universal had net operating loss and credit carryforwards for federal income tax purposes of approximately $45 million. Included in total net operating loss and credit carryforwards is approximately $25 million of operating loss and credit carryforwards generated by certain acquired companies prior to their acquisition by Universal. Total carryforwards expire between 2005 and 2011.

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

NOTE 12 - CONTINGENCIES:

Universal is subject to various claims and routine litigation arising in the ordinary course of business. Based on the advice of counsel, management does not believe that the result of such other claims and litigation, individually or in the aggregate, will have a material effect on Universal's business or its results of operations, cash flows or financial position.

NOTE 13 - DEFINED CONTRIBUTION PLAN:

The Company sponsors a qualified 401(k) plan available to substantially all full-time employees. Participants may contribute up to 15% of their annual salary to the plan. The Company matches 50% of the first $2,000 contributed by the participant at the end of the plan year.

NOTE 14 - QUARTERLY FINANCIAL DATA (UNAUDITED):

Summarized quarterly financial data for 1997 is as follows:


(In thousands, except per share data)             FIRST      SECOND        THIRD      FOURTH
                                                  -----      ------        -----      ------
    1997
    ----
    Net revenues                                $44,008     $53,105      $55,635     $56,891
    Operating income                              8,303      14,069       13,649      12,038
    Income (loss) before extraordinary item      (2,220)      3,208        1,219      (6,253)
    Net income (loss)                            (2,220)      3,208        1,219      (6,253)

Summarized quarterly financial data for 1996 is as follows:


(In thousands, except per share data)             FIRST      SECOND        THIRD      FOURTH
                                                  -----      ------        -----      ------
    1996
    ----
    Net revenues                                 $8,427     $17,812      $18,643     $31,256
    Operating income                              1,670       7,299        5,890       5,929
    Loss before extraordinary item                 (757)      1,966        3,077        (626)
    Net loss                                       (757)      1,966        3,077     (15,074)

In the fourth quarter of 1996, Universal recorded an extraordinary loss of $14,448 related to the early retirement of the 11% Senior Notes.

NOTE 15 - SUBSEQUENT EVENTS:

In January 1998, Universal acquired a total of approximately 16 advertising display faces located in and around New York City, New York. The purchase price was approximately $8.5 million in cash.

In February 1998, Universal acquired a total of approximately 2,500 display faces for $32.5 million in cash with ad rights at airports in Chicago, Atlanta, Dallas, Denver, Newark, Boston and Aspen.

In October 1997, the Parent Company announced an agreement to merge with Clear Channel Communications, Inc., a San Antonio based diversified media company. The Parent Company received shareholder approval for the merger on February 6, 1998. The merger is expected to be completed in the first quarter of 1998.

               ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                       ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

                                       PART III

                     ITEM 10 -- EXECUTIVE OFFICERS AND DIRECTORS

     The table below sets forth certain information with respect to the directors and executive officers of the Company.


NAME                AGE       POSITION                                                YEARS WITH THE
                                                                                         COMPANY
Daniel L. Simon*    46        Chief Executive Officer, President and Director              24
Brian T. Clingen    38        Vice President, Chief Financial Officer and Director          9
Paul G. Simon*      44        Vice President, Secretary and General Counsel                 7
Michael J. Roche    46        Director                                                      3
Frank K. Bynum, Jr. 34        Director                                                     **

___________


 *   Daniel L. and Paul G. Simon are brothers.

**   Became a director in 1996.

     Mr. Daniel Simon, a founder and a principal beneficial stockholder of the Company, has been the President of the Company since 1989 and a director since its formation. Mr. Simon has 24 years of experience in the outdoor advertising industry and serves on the executive and legislative committees of the Outdoor Advertising Association of America. Mr. Simon is a director of Parent.

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

     Pursuant to the Articles of Incorporation of the Company, the Board of Directors of the Company shall have the same members as the Board of Directors of Parent. Parent has an agreement with Kelso & Company, L.P. that permits Kelso & Company, L.P. to nominate two persons for the Board of Directors to be voted upon by the shareholders. Mr. Bynum has been retained as a director of Parent as a result of such agreement. The agreement also provides that at least one of such nominees, if elected to the Board of Directors, will also serve on Parent's compensation committee.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     The Company has only one shareholder, the Parent, and therefore no Forms 3, 4 or 5 were required to be filed under Section 16(a) of the Securities Exchange Act of 1934, as amended, for the period ended December 31, 1997.

                          ITEM 11 -- EXECUTIVE COMPENSATION


     The following table sets forth certain information regarding the compensation paid during 1995, 1996 and 1997 to the Company's
Chief Executive Officer and each other executive officer whose total annual salary and bonus that year exceeded $100,000.

                                           SUMMARY COMPENSATION TABLE

                                                                                       LONG TERM
                                                  ANNUAL COMPENSATION                 COMPENSATION
                                         -----------------------------------------       AWARDS
                                                                            ALL       ------------
     NAME AND                                         SALARY    BONUS      OTHER       RESTRICTED
     PRINCIPAL POSITION                   YEAR         ($)       ($)   COMPENSATION    STOCK AWARD

   Daniel L. Simon . . . . . . . . . .     1997      $272,918   $0      $1,000
       President and Chief                 1996       224,379    0       1,000
       Executive Officer                   1995       224,379    0       1,000

   Brian T. Clingen. . . . . . . . . .     1997      197,918     0       1,000
       Chief Financial Officer and         1996      145,128     0       1,000
       Vice President                      1995      145,128     0       1,000

   Paul G. Simon . . . . . . . . . . .     1997      192,405     0       1,000           2,375,000
       Vice President, Secretary           1996      158,176     0       1,000
       and General Counsel                 1995      158,176     0       1,000

   Cindy Ogle. . . . . . . . . . . . .     1997      189,496     0       1,000           1,596,903
       Vice President, Operations          1996      140,005     0       1,000
                                           1995      105,207     0       1,000

___________


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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

   The Company has no Compensation Committee.

      ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Parent owns 100% of the issued and outstanding capital stock of the Company. The table below sets forth the number and percentage of outstanding shares of Parent's common stock that will be beneficially owned by (i) each director of the Company, (ii) each executive officer identified in Item 11 of this Report,
(iii) all directors and executive officers of the Company as a group and
(iv) each person known by the Company to own beneficially more than 5% of Parent's common stock. The Company believes that each individual or entity named has sole investment and voting power with respect to shares of Parent's common stock indicated as beneficially owned by them, except as otherwise noted.

                                              BENEFICIAL OWNERSHIP OF COMMON STOCK
                                              ------------------------------------
                                                 NUMBER OF               PERCENT OF
NAME OF BENEFICIAL OWNER                          SHARES                   CLASS
------------------------                         ---------               ----------
     Daniel L. Simon . . . . . . . . . . . .      7,583,391(1)             26.3%
     311 S. Wacker Drive, Suite 6400
     Chicago, Illinois 60606

     Brian T. Clingen. . . . . . . . . . . .      1,116,413 (2)            3.9%

     Paul G. Simon . . . . . . . . . . . . .         88,627 (3)             (5)

     Cindy Ogle  . . . . . . . . . . . . . .         38,599 (4)             (5)

     Michael J. Roche. . . . . . . . . . . .          2,000                 (5)


     Frank K. Bynum, Jr. . . . . . . . . . .         30,000                 (5)

     All directors and executive
       officers as a group (6 persons) . . .      7,902,625                27.5%


_______

(1) Daniel L. Simon's beneficial ownership includes 4,658,940 shares that he owns directly, 32,520 shares held by The Simon Family Foundation of which he is a director, 88,000 shares held by The Simon Family Limited Partnership of which he is a general partner, 1,847,526 shares issuable to him upon exercise of the warrants issued pursuant to the Amended and Restated 1996 Warrant Plan (the "Management Warrants"), 630,352 shares over which he has voting control pursuant to certain voting trust agreements with Brian T. Clingen and 326,053 issuable to Brian T. Clingen upon exercise of the Management Warrants over which Daniel L. Simon has voting control pursuant to certain voting trust agreements.

(2) Brian T. Clingen owns 630,352 shares directly, 35,000 shares held by The Clingen Family Foundation of which he is a director, 326,053 shares issuable to him upon exercise of the Management Warrants, and 125,008 shares held by The Clingen Family Limited Partnership of which he is a general partner. The voting rights for shares directly held by Mr. Clingen and shares issuable to him upon exercise of The Management Warrants have been granted to Daniel L. Simon pursuant to a voting trust agreement.

(3) Paul G. Simon owns 88,627 shares directly including 33,775 shares issued to him pursuant to the 1997 Equity Plan.

(4) Cindy Ogle owns 38,599 shares directly, including 33,774 issued to her on December 10, 1997 and 4,825 shares to be issued to her on January 5, 1998, in each case pursuant to the 1997 Equity Incentive Plan.

(5)  Represents less than 1% of Parent's common stock.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  On April 5, 1996, Parent issued to Kelso Investment Associates V, L.P. ("KIA V") and Kelso Equity Partners V, L.P. ("KEP V") and certain individuals designated by Kelso & Company, L.P. (the "Kelso Designees") 186,500 shares of Parent's Class B Common Stock and 188,500 shares of Parent's Class C Common Stock (prior to a subsequent 16 for 1 stock split) in exchange for $30,000,000. At such time, Parent also agreed to pay a one-time fee of $1,250,000 in cash and an annual fee of $150,000 to Kelso & Company, L.P., an affiliate of KIA V and KEP V, for consulting and advisory services to Parent. Mr Bynum, a director of the Company, is Managing Director and Vice President, respectively, of Kelso & Company, L.P., limited partners of the general partner of KIA V and limited partners of KEP V.

  In July 1996, Parent entered into agreements with KIA V, KEP V and certain individual shareholders relating to certain rights of KIA V, KEP V and such individual shareholders as holders of Class B Common Stock and Class C Common Stock of Parent. Pursuant to such agreements, Parent agreed to reclassify the shares of Class B Common Stock and Class C Common Stock into a total of 6,000,000 shares of Parent's common stock, of which 2,500,000 were sold in the
IPO.   Pursuant to such agreements, the annual consulting and advisory fee of
$150,000 payable to Kelso & Company, L.P. was terminated but Kelso & Company, L.P.'s reimbursement of expenses and indemnification rights in connection therewith remained in effect. In connection with the IPO, Kelso & Company, L.P. received a one-time fee of $650,000. In addition, as a result of the reclassification, KIA V, KEP V and such individual shareholders have the same rights as holders of the Parent's common stock. In connection with the reclassification, KIA V, KEPV and such individual shareholders were granted four demand registration rights, were granted "piggy-back" registrations rights and KIA V was granted the right to nominate two persons for seats on the Board of Directors of Parent, and consequently of the Company, to be voted upon by the stockholders, with one of such directors, if elected, to be a member of the Compensation Committee of the Board of Directors of Parent.

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

  All of the transactions described above were approved by the Company's independent outside directors. The Company will not engage in transactions with its affiliates in the future unless the terms of such transactions are approved by a majority of its independent outside directors. In addition, the Credit Facility and indentures governing the Notes impose limitations on the Company's ability to engage in such transactions.

                                       PART IV

           ITEM 14 - EXHIBITS, FINANCIAL SCHEDULES, AND REPORTS ON FORM 8-K

(a)

     (1) Audited consolidated balance sheets and related consolidated statements of cash flows and changes in stockholder's equity at December 31, 1996 and 1997 and consolidated results of operations each of the three years in the period ended December 31, 1997.

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

2.2        Agreement and Plan of Merger between the Company, Universal
           Acquisition Corp. and Outdoor Advertising Holdings, Inc. dated
           August 27, 1996 (filed as Exhibit 2.5 to Amendment No. 2 to Parent's
           Registration Statement (File No. 333-12457) on Form S-1 the "Parent
           Registration Statement")and incorporated herein by reference)

2.3        Option and Asset Purchase Agreement between the Company and the
           Memphis/Tunica Sellers dated September 12, 1996 (filed as Exhibit
           2.6 to Parent Registration Statement and incorporated herein by reference)

2.4        Asset Purchase Agreement among Mountain Media, Inc., d/b/a Iowa
           Outdoor Displays, Robert H. Lambert and the Company dated September
           12, 1996 (filed as Exhibit 2.4 the Company's Registration Statement on Form S-1 (File No. 333-21717) (the "Registration Statement") and incorporated herein by reference)

2.5 Asset Purchase Agreement between the Company and The Chase Company dated September 11, 1996 (filed as Exhibit 2.8 to Parent
           Registration Statement and incorporated herein by reference)

2.6        Stock Purchase Agreement, dated as of November 22, 1996, among
           Revere, the Company and the stockholders of Revere (filed as Exhibit
           2.6 to the Registration Statement and incorporated herein by reference)

                                      47



2.7        Asset Purchase Agreement, dated as of December 10, 1996, among
           Matthew, Matthew Acquisition Corp. and the Company (filed as Exhibit
           2.7 to the Registration Statement and incorporated herein by reference)

2.8        Stock Purchase Agreement dated as of June 3, 1997 among Florida
           Logos, Inc., The Lamar Corporation, Lamar Advertising Company and the Company (filed as Exhibit 2.1 to the Company's Report on Form
           10-Q for the quarter ended June 30, 1997 and incorporated herein by reference)

2.9 Agreement to purchase certain assets, dated as of June 30, 1997 among Amelia Newman, Marilyn Cole, Universal Outdoor (N.Y.)
           Advertising Acquisition Corporation, the Company and Allied Outdoor
           Advertising, Inc. (filed as Exhibit 2.2 to the Company's Report on
           Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference)

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

4.1 Indenture of Trust between United States Trust Company of New York as trustee, and the Company, dated as of October 16, 1996, relating to the $225 million 9 3/4% Senior Subordinated Notes due 2006 (the
           "October Notes") (filed as Exhibit 4.1 to Amendment No. 2 to the
           Company's Registration Statement on Form S-1 (File No. 333-12427) and incorporated herein by reference)

4.2 Indenture of Trust between United States Trust Company of New York, as trustee, and the Company, dated as of December 16, 1996, relating to the $100 million 9 3/4% Series B Senior Subordinated Notes due
           2006 (the "December Notes") (filed as Exhibit 4.1 to the
           Registration Statement and incorporated herein by reference)

4.3        Specimen of October Note (included in Exhibit 4.1)

4.4        Specimen of December Note (included in Exhibit 4.2)

4.5 Registration Rights Agreement, dated as of December 16, 1996, among the Company and the Initial Purchasers of the December Notes (filed as Exhibit 4.4 to the Registration Statement and incorporated herein by reference)

10.1 Term Loan Agreement among the Company, various lending institutions, LaSalle National Bank as Co-Agent and Bankers Trust Company as
           Agent, dated as of May 21, 1997 (filed as Exhibit 10.7 to
           Post-Effective Amendment No. 5 to the Parent's Registration Statement on Form S-1 (File No. 33-93852) and incorporated herein by reference)

10.2       Agreement Regarding Tax Liabilities and Payments dated as of

                                      48


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

10.4 Amended and Restated Credit Agreement among the Company, various lending institutions, LaSalle National Bank as Co-Agent and Bankers
           Trust Company as Agent, dated as of May 21, 1997 (filed as Exhibit
           10.8 to Post-Effective Amendment No. 5 to the Parent's Registration
           Statement on Form S-1 (File No. 33-93852) and incorporated herein by reference)

21.1       Subsidiaries of the Registrant

27         Financial Data Schedule






(b) Reports on Form 8-K that have been filed during the last quarter of the period covered by this Report:

                                         None

                                      SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    UNIVERSAL OUTDOOR, INC.

                                    By:   /s/ Daniel L. Simon
                                         -------------------------------------
                                              Daniel L. Simon
                                         PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date: March 27, 1998

           Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


                Signature                Title                                  Date

 /s/ Daniel L. Simon               President and Chief Executive            March 27, 1998
-----------------------------         Officer (Principal Executive
Daniel L. Simon                       Officer) and Director

/s/ Brian T. Clingen               Vice President and Chief Financial       March 27, 1998
----------------------------          Officer (Principal Financial and
Brian T. Clingen                      Accounting Officer) and Director

----------------------------        Director                                March   , 1998
Michael J. Roche

/s/ Frank K. Bynum, Jr.             Director                                March 27,1998
--------------------------
Frank K. Bynum, Jr.


                                      50